Form 10-Q
period 2021-06-30
Kismet Acquisition Two Corp.
filed 2021-08-13
CIK 1825962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, 23,000,000 Class A ordinary shares, par value $0.001 per share, and 6,250,000 Class B ordinary shares, par value $0.001 per share, were issued and outstanding, respectively.

KISMET ACQUISITION TWO CORP.

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KISMET ACQUISITION TWO CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$1,291,792	$-
Prepaid expenses	194,472	412
Total current assets	1,486,264	412
Investments held in Trust Account	230,009,048	-
Deferred offering costs associated with the initial public offering	-	94,825
Total Assets	$231,495,312	$95,237

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$23,435	$-
Accounts payable - related party	21,964	-
Accrued expenses	191,700	25,000
Note payable - related party	-	58,638
Total current liabilities	237,099	83,638
Warrant liabilities	10,980,667	-
Deferred underwriting commissions in connection with the initial public offering	8,050,000	-
Total liabilities	19,267,766	83,638

Commitments and Contingencies

Class A ordinary shares, $0.001 par value; 20,722,754 and 0 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	207,227,540	-

Shareholders' Equity:
Class A ordinary shares, $0.001 par value; 200,000,000 shares authorized; 2,277,246 and 0 shares issued and outstanding (excluding 20,722,754 and 0 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	2,277	-
Class B ordinary shares, $0.001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	6,250	6,250
Additional paid-in capital	5,876,003	18,750
Accumulated deficit	(884,524)	(13,401)
Total shareholders' equity	5,000,006	11,599
Total Liabilities and Shareholders' Equity	$231,495,312	$95,237

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION TWO CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Operating expenses
General and administrative expenses	$253,204	$331,483
Loss from Operations	(253,204)	(331,483)
Change in fair value of warrant liabilities	164,667	(153,333)
Offering costs associated with issuance of warrants	-	(395,355)
Net gain from investments held in Trust Account	5,735	9,048
Net loss	$(82,802)	$(871,123)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	23,000,000

Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,250,000	6,034,530

Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.15)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION TWO CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	-	$-	6,250,000	$6,250	$18,750	$(13,401)	$11,599
Sale of units in initial public offering, less derivative liabilities for public warrants	23,000,000	23,000	-	-	223,153,666	-	223,176,666
Offering costs	-	-	-	-	(12,685,596)	-	(12,685,596)
Excess cash received over the fair value of the private warrants	-	-	-	-	2,596,000	-	2,596,000
Class A ordinary shares subject to possible redemption	(20,731,034)	(20,731)	-	-	(207,289,609)	-	(207,310,340)
Net loss	-	-	-	-	-	(788,321)	(788,321)
Balance - March 31, 2021 (unaudited)	2,268,966	2,269	6,250,000	6,250	5,793,211	(801,722)	5,000,008
Class A ordinary shares subject to possible redemption	8,280	8	-	-	82,792	-	82,800
Net loss	-	-	-	-	-	(82,802)	(82,802)
Balance - June 30, 2021 (unaudited)	2,277,246	$2,277	6,250,000	$6,250	$5,876,003	$(884,524)	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION TWO CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(871,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	153,333
Offering costs associated with issuance of warrants	395,355
Unrealized gain from investments held in Trust Account	(9,048)
Changes in operating assets and liabilities:
Prepaid expenses	(194,060)
Accounts payable	23,435
Accounts payable - related party	21,964
Accrued expenses	121,700
Net cash used in operating activities	(358,444)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	52,143
Repayment of note payable to related party	(110,780)
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	6,600,000
Offering costs paid	(4,891,127)
Net cash provided by financing activities	231,650,236

Net increase in cash	1,291,792

Cash - beginning of the period	-
Cash - end of the period	$1,291,792

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions	$8,050,000
Initial value of Class A ordinary shares subject to possible redemption	$207,684,460
Change in value of Class A ordinary shares subject to possible redemption	$(456,920)

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

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from September 15, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable, if any, on the income accrued on the trust account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had $1.3 million in its operating bank account and working capital of approximately $1.2 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $111,000 from the Sponsor pursuant to the Note (as defined in Note 5), and a portion of the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 24, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited balance sheet and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on February 26, 2021 and February 19, 2021, respectively. During the course of preparing the quarterly report on Form 10-Q for the three-month period ended March 31, 2021, the Company identified misapplication of accounting guidance related to the Company’s warrants and forward purchase agreement units in the Company’s previously issued audited balance sheet dated February 22, 2021, filed on Form 8-K on February 26, 2021 (the “Post-IPO Balance Sheet”). The warrants and forward purchase units were reflected as a component of equity in the Post-IPO Balance Sheet as opposed to liabilities on the balance sheets, based on the Company’s application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). Accounting Changes and Error Corrections, and Staff Accounting Bulletin 99, “Materiality” (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial.

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

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

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

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximate the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

The fair value of warrants issued in connection with the Initial Public Offering was initially measured using Monte-Carlo simulation and subsequently been measured on the market price of such warrants at each measurement date when separately listed and traded. The fair value of warrants issued in connection with the Private Placement has been estimated using Black-Scholes Option Pricing Model at each measurement date while the fair value of the units associated with the forward purchase agreement has been measured using John C Hull’s Options, Futures and Other Derivatives model.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company accounts for its warrants issued in connection with its Initial Public Offering and Private Placement and units committed to be issued under the forward purchase agreement as derivative assets and derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the instruments as assets/liabilities at fair value and adjusts the instruments to fair value at the end of each reporting period. The assets/liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued in connection with the Initial Public Offering was initially measured using Monte-Carlo simulation and subsequently been measured on the market price of such warrants at each measurement date when separately listed and traded. The fair value of warrants issued in connection with the Private Placement has been estimated using Black-Scholes Option Pricing Model at each measurement date while the fair value of the units associated with the forward purchase agreement has been measured using the John C Hull’s Options, Futures and Other Derivatives model.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 20,722,754 and 0 shares of Class A ordinary share subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s balance sheets.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Share-based Compensation

The Company complies with the accounting and disclosure requirement of ASC Topic 718, “Compensation – Stock Compensation.” Share-based compensation to employees and non-employees is recognized over the requisite service period based on the estimated grant-date fair value of the awards. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company recognizes the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation will be recognized in general and administrative expense in the statement of operations. The Company issued option awards that contain both a performance condition and service condition. The option awards vest upon the consummation of the initial business combination and will expire in five years after the date on which they first become exercisable. The Company has determined that the consummation of an initial business combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the period from inception to June 30, 2021.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per Class A ordinary share subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per Class A ordinary share, basic and diluted, is calculated by dividing the investment income earned on the Trust Account by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per Class B ordinary share, basic and diluted, is calculated by dividing the net loss, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average ordinary shares price for the period and therefore the inclusion of such warrants would be anti-dilutive.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Class A ordinary shares
Numerator:
Net gain from investments held in Trust Account	$5,735	$9,048
Net income attributable to Class A ordinary shares	$5,735	$9,048
Denominator:
Weighted average shares outstanding of Class A ordinary shares , basic and diluted	23,000,000	23,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Class B ordinary shares
Numerator:
Net loss	$(82,802)	$(871,123)
Less: Net income attributable to Class A ordinary shares	(5,735)	(9,048)
Net loss attributable to Class B ordinary shares	$(88,537)	$(880,171)
Denominator:
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,250,000	6,034,530
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.15)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Sponsor, which provides for the purchase of $20.0 million of units, which at the option of the Sponsor can be increased to $50.0 million, with each unit consisting of one Class A ordinary share (the “Forward Purchase Shares”) and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share (the “Forward Purchase Warrants”), for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The purchase under the Forward Purchase Agreement is required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. The Company classified the Forward Purchase units as liabilities on its balance sheets. The initial value of the units associated with the Forward Purchase Agreement and the change in the fair value of the derivative assets/liabilities for the three and six months ended June 30, 2021 were insignificant.

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

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on February 17, 2021 through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. For the three and six months ended June 30, 2021, the Company did not incur any expense for these services.

Director Compensation

Commencing on February 18, 2021, through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay its directors $40,000 each and granted each of the independent directors an option to purchase 40,000 Class A ordinary shares at an exercise price of $10.00 per share, which will vest upon the consummation of the initial Business Combination and will expire five years after the date on which it first became exercisable. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. During the three and six months ended June 30, 2021, the Company recorded approximately $15,000 and $22,000 director compensation, respectively.

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

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 20,722,754 Class A ordinary shares issued and outstanding, and all of which were subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued and outstanding.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$230,009,048	$-	$-	$230,009,048
Liabilities:
Warrant liabilities - public warrants	$6,976,667	$-	$-	$6,976,667
Warrant liabilities - private warrants	$-	$-	$4,004,000	$4,004,000

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized in the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in April 2021, when the Public Warrants were separately listed and traded.

The fair value of warrants issued in connection with the Initial Public Offering was initially measured using Monte-Carlo simulation and subsequently been measured on the market price of such warrants at each measurement date when separately listed and traded. The fair value of warrants issued in connection with the Private Placement has been estimated using Black-Scholes Option Pricing Model at each measurement date. For the three and six months ended June 30, 2021, the Company recognized a decrease in the fair value of warrant liabilities of approximately $165,000 and an increase in the fair value of warrant liabilities of approximately $153,000 presented on the accompanying statements of operations, respectively.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company utilizes John C Hull’s Options, Futures and Other Derivatives model to estimate the fair value of the units associated with the forward purchase agreement. The Company determined that the initial fair value of the units (including shares and warrants) associated with the Forward Purchase Agreement and change in fair value of the derivative assets/liabilities of the forward purchase agreement were insignificant as of and for the three and six months ended June 30, 2021.

The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

The change in the fair value of the Level 3 warrant liabilities for three and six months ended June 30, 2021 is summarized as follows:

Warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	10,827,334
Change in fair value of warrant liabilities	318,000
Warrant liabilities at March 31, 2021	11,145,334
Public Warrants transfer to Level 1	(7,053,334)
Change in fair value of warrant liabilities	(88,000)
Warrant liabilities at June 30, 2021	$4,004,000

The estimated fair value of the warrant liabilities is determined using Level 3 inputs. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different. Inherent in a Monte-Carlo simulation and Black-Scholes Option Pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for warrant liabilities as their measurement dates:

	As of February 22, 2021	As of June 30, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.70	$9.65
Term (in years)	6.00	5.34
Volatility	15.90%	15.90%
Risk-free interest rate	0.76%	0.92%
Dividend yield	-	-

The estimated fair value of the derivative assets/liabilities of the units associated with the forward purchase agreement is determined using Level 3 inputs. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different. Inherent in the John C Hull’s Options, Futures and Other Derivatives model are assumptions related to expected, expected life, risk-free interest rate and probability of completing a business combination. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the units. The expected life of the units is assumed to be equivalent to their remaining contractual term.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for derivative assets/liabilities of the units associated with the forward purchase agreement at their measurement dates:

	As of February 22, 2021	As of June 30, 2021
Stock price	$9.70	$9.65
Warrant price	$0.89	$0.91
Term (in years)	1.00	0.34
Risk-free interest rate	0.07%	0.05%

Note 10 — Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent event that would have required adjustment or disclosure in the condensed financial statements.

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

Our management has broad discretion with respect to the specific application of the net proceeds of our Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable, if any, on the income accrued on the trust account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.3 million in our operating bank account and working capital of approximately $1.2 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of Class B ordinary shares, par value $0.001 per share (the “Founder Shares”), a loan of approximately $111,000 from the Sponsor pursuant to a promissory note originally issued on September 23, 2020 and amended on January 22, 2021 (the “Note”), and a portion of the proceeds from the consummation of the private placement not held in the Trust Account. We repaid the Note in full on February 24, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering, and since the completion of the Initial Public Offering, the search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had a net loss of approximately $83,000, which consisted of approximately $253,000 general and administrative expenses, partially offset by approximately $165,000 in change in the fair value of warrant liabilities and approximately $6,000 of net gain on the investments held in Trust Account.

For the six months ended June 30, 2021, we had a net loss of approximately $871,000, which consisted of approximately $331,000 general and administrative expenses, approximately $153,000 in change in the fair value of warrant liabilities and approximately $395,000 in offering costs associated with issuance of warrants, partially offset by approximately $9,000 of net gain on the investments held in Trust Account.

Contractual Obligations

Administrative Services Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, except that, commencing on February 17, 2021 through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. Fees for such services for the three and six months ended June 30, 2021 were waived.

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

Critical Accounting Policies

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 20,722,754 and 0 shares of Class A ordinary share subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s balance sheets.

Net Income (Loss) per Ordinary Share

Our unaudited condensed statements of operations includes a presentation of income (loss) per Class A ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per Class A ordinary share, basic and diluted, is calculated by dividing the investment income earned on the Trust Account by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per Class B ordinary share, basic and diluted, is calculated by dividing the net loss, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average ordinary shares price for the period and therefore the inclusion of such warrants would be anti-dilutive.

Share-based Compensation

We comply with the accounting and disclosure requirement of ASC Topic 718, “Compensation – Stock Compensation.” We record share- based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We recognize the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation will be recognized in general and administrative expense in the statement of operations. We issued option awards that contain both a performance condition and service condition. The option awards vest upon the consummation of the initial business combination and will expire in five years after the date on which they first become exercisable. We have determined that the consummation of an initial business combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the period from inception to June 30, 2021.

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

We account for our warrants issued in connection with our Initial Public Offering and Private Placement and units committed to be issued under the forward purchase agreement as derivative assets and derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant and forward purchase agreement as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of warrants issued in connection with the Initial Public Offering was initially measured using Monte-Carlo simulation and subsequently been measured on the market price of such warrants when separately listed and traded at each measurement date. The fair value of warrants issued in connection with the Private Placement has been estimated using Black-Scholes Option Pricing Model at each measurement date while the fair value of the units associated with the forward purchase agreement has been measured using the John C Hull’s Options, Futures and Other Derivatives model.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer (our “Certifying Officer”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the previously reported material weakness in our internal control over financial reporting related to our classification of the public warrants, private warrants and units associated with our Forward Purchase Agreement as components of equity instead of derivative assets and derivative liabilities, our Certifying Officer has concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective. The material weakness was identified and discussed in Part I, Item 4 of our Form 10-Q for the period ended March 31, 2021.

Notwithstanding the identified material weakness as of June 30, 2021, management, including the Certifying Officer, believes that the condensed financial statements contained in this Form 10-Q filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness described above and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Our warrants and forward purchase agreement are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued the SEC Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants and the units associated with our forward purchase agreement. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants and forward purchase agreement, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants and forward purchase agreement should be classified as derivative assets/liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

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

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the classification and measurement for the warrants we issued in connection with our Initial Public Offering and private placement in February 2021 and the units associated with our forward purchase agreement. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2021. This material weakness resulted in a misstatement of our warrant liabilities, forward purchase agreement liabilities, additional paid-in capital and accumulated deficit in our previously issued audited balance sheet dated February 22, 2021, filed on a Current Report on Form 8-K on February 26, 2021.

Any failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company, dated February 5, 2021.
31.1*	Certification of Chairman and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chairman and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 23, 2021 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 12, 2021	KISMET ACQUISITION TWO CORP.

	By:	/s/ Ivan Tavrin
	Name:	Ivan Tavrin
	Title:	Chairman and Chief Executive Officer