Form 10-Q
period 2021-09-30
Kismet Acquisition Two Corp.
filed 2021-11-22
CIK 1825962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 22, 2021, 23,000,000 Class A ordinary shares, par value $0.001 per share, and 6,250,000 Class B ordinary shares, par value $0.001 per share, were issued and outstanding, respectively.

KISMET ACQUISITION TWO CORP.

Form 10-Q

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period from September 15, 2020 (Inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and for the Period from September 15, 2020 (Inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from September 15, 2020 (Inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	30

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

KISMET ACQUISITION TWO CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$892,277	$-
Prepaid expenses	449,757	412
Total current assets	1,342,034	412
Investments held in Trust Account	230,016,578	-
Deferred offering costs associated with the initial public offering	-	94,825
Total Assets	$231,358,612	$95,237

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$800,117	$-
Accounts payable - related party	36,964	-
Accrued expenses	75,905	25,000
Note payable - related party	-	58,638
Total current liabilities	912,986	83,638
Warrant liabilities	9,170,667	-
Deferred underwriting commissions in connection with the initial public offering	8,050,000	-
Total liabilities	18,133,653	83,638

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.001 par value; 23,000,000 and no shares at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	230,000,000	-

Shareholders’ Equity (Deficit):
Class A ordinary shares, $0.001 par value; 200,000,000 shares authorized as of September 30, 2021 and December 31, 2020	-	-
Class B ordinary shares, $0.001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	6,250	6,250
Additional paid-in capital	-	18,750
Accumulated deficit	(16,781,291)	(13,401)
Total shareholders’ equity (deficit)	(16,775,041)	11,599
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$231,358,612	$95,237

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION TWO CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For the Period from
	For the Three Months Ended	For the Nine Months Ended	September 15, 2020 (Inception) through
	September 30, 2021	September 30, 2021	September 30, 2020
Operating expenses
General and administrative expenses	$820,117	$1,151,600	$10,138
Loss from Operations	(820,117)	(1,151,600)	(10,138)
Change in fair value of warrant liabilities	1,810,000	1,656,667	-
Offering costs associated with issuance of warrants	-	(395,355)	-
Net gain from investments held in Trust Account	7,530	16,578	-
Net income (loss)	$997,413	$126,290	$(10,138)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	18,619,048	-

Basic and diluted net income per share, Class A ordinary shares	$0.03	$0.01	$-

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,250,000	6,107,143	5,500,000

Basic and diluted net income per share, Class B ordinary shares	$0.03	$0.01	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION TWO CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	6,250,000	$6,250	$18,750	$(13,401)	$11,599
Excess cash received over the fair value of the private warrants	-	-	-	-	2,596,000	-	2,596,000
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	(2,614,750)	(16,894,180)	(19,508,930)
Net loss	-	-	-	-	-	(788,321)	(788,321)
Balance - March 31, 2021 (unaudited) – restated, see Note 2	-	-	6,250,000	6,250	-	(17,695,902)	(17,689,652)
Net loss	-	-	-	-	-	(82,802)	(82,802)
Balance - June 30, 2021 (unaudited) – restated, see Note 2	-	-	6,250,000	6,250	-	(17,778,704)	(17,772,454)
Net income	-	-	-	-	-	997,413	997,413
Balance - September 30, 2021 (unaudited)	-	$-	6,250,000	$6,250	$-	$(16,781,291)	$(16,775,041)

For the Period from September 15, 2020 (Inception) through September 30, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - September 15, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	6,250,000	6,250	18,750	-	25,000
Net loss	-	-	-	-	-	(10,138)	(10,138)
Balance - September 30, 2020 (unaudited)	-	$-	6,250,000	$6,250	$18,750	$(10,138)	$14,862

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION TWO CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period from
	For the Nine Months Ended September 30, 2021	September 15, 2020 (Inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$126,290	$(10,138)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(1,656,667)	-
Offering costs associated with issuance of warrants	395,355	-
Unrealized gain from investments held in Trust Account	(16,578)	-
Changes in operating assets and liabilities:
Prepaid expenses	(449,345)	9,588
Accounts payable	800,117	550
Accounts payable - related party	36,964	-
Accrued expenses	5,905	-
Net cash used in operating activities	(757,959)	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)	-
Net cash used in investing activities	(230,000,000)	-

Cash Flows from Financing Activities:
Proceeds from note payable to related party	52,143	-
Repayment of note payable to related party	(110,780)	-
Proceeds received from initial public offering, gross	230,000,000	-
Proceeds received from private placement	6,600,000	-
Offering costs paid	(4,891,127)	-
Net cash provided by financing activities	231,650,236	-

Net increase in cash	892,277	-

Cash - beginning of the period	-	-
Cash - end of the period	$892,277	$-

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$-	$23,450
Offering costs included in accrued expenses	$70,000	$10,000
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$10,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$15,000
Deferred underwriting commissions	$8,050,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

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

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from September 15, 2020 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments held in Trust Account (as defined below) from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below). The Company has selected December 31 as its fiscal year end.

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

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which has been adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holder of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholder”) agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholder agreed to waive its redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Initial Shareholder agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholder should acquire Public Shares in or after the Initial Public Offering, it will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $892,000 in its operating bank account and working capital of approximately $429,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $111,000 from the Sponsor pursuant to the Note (as defined in Note 5), and a portion of the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 24, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2021, and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited balance sheet and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on February 26, 2021, and February 19, 2021, respectively.

Restatement to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net assets. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. The Company’s previously filed financial statements that contained the error were reported in the Company’s Form 8-K filed with the SEC on February 26, 2021 (the “Post-IPO Balance Sheet”) and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Quarterly Periods”). The change in the carrying value of the redeemable shares of Class A ordinary shares of approximately $22.3 million to the Post-IPO Balance Sheet resulted in a decrease of approximately $5.4 million in additional paid-in capital and a charge of approximately $16.9 million to accumulated deficit, as well as a reclassification of 2,231,554 Class A ordinary shares from permanent equity to temporary equity as presented below.

	As of February 22, 2021
	As Previously Reported(1)	Adjustment	As Restated
Balance Sheet
Total assets	$232,026,800	$-	$232,026,800
Total liabilities	$19,342,332	$-	$19,342,332
Class A ordinary shares subject to possible redemption	207,684,460	22,315,540	230,000,000
Shareholders’ equity (deficit)
Class A ordinary shares	2,232	(2,232)	-
Class B ordinary shares	6,250	-	6,250
Additional paid-in-capital	5,419,128	(5,419,128)	-
Accumulated deficit	(427,602)	(16,894,180)	(17,321,782)
Total shareholders’ equity (deficit)	5,000,008	(22,315,540)	(17,315,532)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$232,026,800	$-	$232,026,800

(1)	As previously reported in the Company's Form 10-Q for the period ended March 31, 2021.

The previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on February 26, 2021, and Form 10-Qs for the Affected Quarterly Periods, will not be amended, but historical amounts are presented in the current filing and will be presented in future filings as restated in order to be consistent with the current presentation.

The impact of the restatement on the unaudited condensed balance sheets as of March 31, 2021 and June 30, 2021 is presented below.

	As of March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$231,590,187	$-	$231,590,187
Total liabilities	$19,279,839	$-	$19,279,839
Class A ordinary shares subject to possible redemption	207,310,340	22,689,660	230,000,000
Shareholders’ equity (deficit)
Class A ordinary shares	2,269	(2,269)	-
Class B ordinary shares	6,250	-	6,250
Additional paid-in-capital	5,793,211	(5,793,211)	-
Accumulated deficit	(801,722)	(16,894,180)	(17,695,902)
Total shareholders’ equity (deficit)	5,000,008	(22,689,660)	(17,689,652)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$231,590,187	$-	$231,590,187

	As of June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$231,495,312	$-	$231,495,312
Total liabilities	$19,267,766	$-	$19,267,766
Class A ordinary shares subject to possible redemption	207,227,540	22,772,460	230,000,000
Shareholders’ equity (deficit)
Class A ordinary shares	2,277	(2,277)	-
Class B ordinary shares	6,250	-	6,250
Additional paid-in-capital	5,876,003	(5,876,003)	-
Accumulated deficit	(884,524)	(16,894,180)	(17,778,704)
Total shareholders’ equity (deficit)	5,000,006	(22,772,460)	(17,772,454)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$231,495,312	$-	$231,495,312

In connection with the change in presentation of the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net loss	$(788,321)	$-	$(788,321)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	(13,288,889)	9,711,111
Basic and diluted net loss per share, Class A ordinary shares	$-	$(0.05)	$(0.05)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,816,667	-	5,816,667
Basic and diluted net loss per share, Class B ordinary shares	$(0.14)	$0.09	$(0.05)

	For the Three Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net loss	$(82,802)	$-	$(82,802)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	-	23,000,000
Basic and diluted net loss per share, Class A ordinary shares	$-	$-	$(0.00)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,250,000	-	6,250,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$0.01	$(0.00)

	For the Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net loss	$(871,123)	$-	$(871,123)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	(6,607,735)	16,392,265
Basic and diluted net loss per share, Class A ordinary shares	$-	$(0.04)	$(0.04)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,034,530	-	6,034,530
Basic and diluted net loss per share, Class B ordinary shares	$(0.15)	$0.11	$(0.04)

There is no impact to the reported amounts for total assets, total liabilities, cash flows or net income (loss). The impact of the restatement to the supplemental disclosures of noncash activities in the previously reported statements of cash flow is presented below.

	For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Initial value of Class A ordinary shares subject to possible redemption	$207,684,460	$(207,684,460)	$-
Change in fair value of Class A ordinary shares subject to possible redemption	$(374,120)	$374,120	$-
Accretion of Class A ordinary shares subject to redemption amount	$-	$19,508,930	$19,508,930

	For the Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Initial value of Class A ordinary shares subject to possible redemption	$207,684,460	$(207,684,460)	$-
Change in fair value of Class A ordinary shares subject to possible redemption	$(456,920)	$456,920	$-
Accretion of Class A ordinary shares subject to redemption amount	$-	$19,508,930	$19,508,930

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

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability and the Forward Purchase Agreement (as defined below). Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021, and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Coverage limit of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Warrant Liabilities and Forward Purchase Agreement

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its warrants issued in connection with its Initial Public Offering and Private Placement and Forward Purchase Units (as defined below) as derivative assets/liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the instruments as assets/liabilities at fair value and adjusts the instruments to fair value at the end of each reporting period. The assets/liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued in connection with the Initial Public Offering was initially measured using Monte-Carlo simulation and has subsequently been measured on the market price of such warrants at each measurement date when separately listed and traded. The fair value of warrants issued in connection with the Private Placement has been estimated using Black-Scholes Option Pricing Model at each measurement date while the fair value of the Forward Purchase Units has been measured using the John C Hull’s Options, Futures and Other Derivatives model.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. There were no Class A ordinary shares outstanding at December 31, 2020.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Share-based Compensation

The Company complies with the accounting and disclosure requirement of ASC Topic 718, “Compensation - Stock Compensation.” Share-based compensation to employees and non-employees is recognized over the requisite service period based on the estimated grant-date fair value of the awards. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company recognizes the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation will be recognized in general and administrative expense in the statements of operations. The Company issued option awards that contain both a performance condition and service condition. The option awards vest upon the consummation of the initial business combination and will expire in five years after the date on which they first become exercisable. The Company has determined that the consummation of an initial business combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the period from inception to September 30, 2021.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021, and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 12,066,667 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income	$784,291	$213,122	$95,098	$31,192

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	23,000,000	6,250,000	18,619,048	6,107,143

Basic and diluted net income per ordinary share	$0.03	$0.03	$0.01	$0.01

	For the Period from September 15, 2020 (Inception)
	through September 30, 2020
	Class A	Class B

Numerator:
Allocation of net loss	$-	$(10,138)

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	-	5,500,000

Basic and diluted net loss per ordinary share	$-	$(0.00)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 - Initial Public Offering

On February 22, 2021, the Company consummated its Initial Public Offering of 23,000,000 Units, including 3,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.1 million, of which approximately $8.1 million was for deferred underwriting commissions.

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 - Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 4,400,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $6.6 million, and incurring offering costs of approximately $7,000.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Note 5 - Related Party Transactions

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Sponsor, which provides for the purchase of $20.0 million of units (the “Forward Purchase Units”), which at the option of the Sponsor can be increased to $50.0 million, with each unit consisting of one Class A ordinary share (the “Forward Purchase Shares”) and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share (the “Forward Purchase Warrants”), for a purchase price of $10.00 per Forward Purchase Unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The purchase under the Forward Purchase Agreement is required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. The Company classified the Forward Purchase Units as derivative assets/liabilities on its balance sheets. The initial value of the Forward Purchase Units and the change in the fair value of the derivative assets/liabilities for the three and nine months ended September 30, 2021, were insignificant.

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

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on February 17, 2021, through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. Fees for such services were waived for the three and nine months ended September 30, 2021.

Director Compensation

Commencing on February 18, 2021, through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay its directors $40,000 each and granted each of the independent directors an option to purchase 40,000 Class A ordinary shares at an exercise price of $10.00 per share, which will vest upon the consummation of the initial Business Combination and will expire five years after the date on which it first became exercisable. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. During the three and nine months ended September 30, 2021, the Company recorded approximately $15,000 and $37,000 of director compensation, respectively.

Note 6 - Commitments and Contingencies

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

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriting Agreement

The Company granted the underwriters a 45-day option from February 17, 2021, to purchase up to 3,000,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On February 22, 2021, the underwriter fully exercised its over-allotment option.

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

Note 7 - Warrants

As of September 30, 2021, 7,666,667 Public Warrants and 4,400,000 Private Placement Warrants were outstanding. There were no warrants outstanding at December 31, 2020.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchaser or such purchaser’s permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholder or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 23,000,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet. There has been no change in the redemption value of Class A ordinary shares since the IPO date.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(6,823,334)
Offering costs allocated to Class A ordinary shares	(12,685,596)
Plus:
Accretion on Class A ordinary shares to redemption value	19,508,930
Class A ordinary shares subject to possible redemption	$230,000,000

Note 9 - Shareholders’ Equity (Deficit)

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, and all of which were subject to possible redemption and included as temporary equity. As of December 31, 2020, there were no Class A ordinary shares issued and outstanding. (See Note 8.)

Class B Ordinary Shares - The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.001 per share. On September 23, 2020, the Company issued 6,250,000 Class B ordinary shares, which amount had been retroactively restated to reflect the share dividend as discussed in Note 5. Of the 6,250,000 shares outstanding, up to 750,000 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholder for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholder would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus the potential Forward Purchase Shares. On February 22, 2021, the underwriter fully exercised its over-allotment option; thus, these 750,000 Class B ordinary shares were no longer subject to forfeiture.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 10 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$230,016,578	$-	$-	$230,016,578
Liabilities:
Warrant liabilities - public warrants	$5,826,667	$-	$-	$5,826,667
Warrant liabilities - private warrants	$-	$-	$3,344,000	$3,344,000

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

The fair value of warrants issued in connection with the Initial Public Offering was initially measured using Monte-Carlo simulation and subsequently been measured on the market price of such warrants at each measurement date when separately listed and traded. The fair value of warrants issued in connection with the Private Placement has been estimated using Black-Scholes Option Pricing Model at each measurement date. For the three and nine months ended September 30, 2021, the Company recognized a decrease in the fair value of warrant liabilities of approximately $1.8 million and $1.7 million, respectively, presented on the accompanying condensed statements of operations.

The Company utilizes John C Hull’s Options, Futures and Other Derivatives model to estimate the fair value of the Forward Purchase Units. The Company determined that the initial fair value of the Forward Purchase Units and change in fair value of the derivative assets/liabilities of the forward purchase agreement were insignificant as of and for the three and nine months ended September 30, 2021.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

The change in the fair value of the Level 3 warrant liabilities for three and nine months ended September 30, 2021, is summarized as follows:

Warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	10,827,334
Change in fair value of warrant liabilities	318,000
Warrant liabilities at March 31, 2021	11,145,334
Public Warrants transfer to Level 1	(7,053,334)
Change in fair value of warrant liabilities	(88,000)
Warrant liabilities at June 30, 2021	4,004,000
Change in fair value of warrant liabilities	(660,000)
Warrant liabilities at September 30, 2021	$3,344,000

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for warrant liabilities as their measurement dates:

	As of February 22, 2021	As of September 30, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.70	$9.72
Term (in years)	6.00	5.09
Volatility	15.90%	14.00%
Risk-free interest rate	0.76%	0.99%
Dividend yield	-	-

The estimated fair value of the derivative assets/liabilities of the Forward Purchase Units is determined using Level 3 inputs. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different. Inherent in the John C Hull’s Options, Futures and Other Derivatives model are assumptions related to expected, expected life, risk-free interest rate and probability of completing a business combination. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Forward Purchase Units. The expected life of the Forward Purchase Units is assumed to be equivalent to their remaining contractual term.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for derivative assets/liabilities of the Forward Purchase Units at their measurement dates:

	As of February 22, 2021	As of September 30, 2021
Stock price	$9.70	$9.72
Warrant price	$0.89	$0.76
Term (in years)	1.00	0.08
Risk-free interest rate	0.07%	0.07%

Note 11 - Subsequent Events

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

Restatement

In preparation of our unaudited condensed financial statements as of and for this Quarterly Period, we concluded that we should restate our previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. We had previously classified a portion of our Class A ordinary shares in permanent equity, or total shareholders’ equity. Although we did not specify a maximum redemption threshold, our charter currently provides that, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously we did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, we revised this interpretation to include temporary equity in net assets. As a result, we restated our previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of our Initial Public Offering. Our previously filed financial statements that contained the error were reported in our Form 8-K filed with the SEC on February 26, 2021 (the “Post-IPO Balance Sheet”) and our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Quarterly Periods”). The change in the carrying value of the redeemable shares of Class A ordinary shares of approximately $22.3 million to the Post-IPO Balance Sheet resulted in a decrease of approximately $5.4 million in additional paid-in capital and a charge of approximately $16.9 million to accumulated deficit, as well as a reclassification of 2,231,554 Class A ordinary shares from permanent equity to temporary equity. In addition, in connection with the change in presentation of the Class A ordinary shares subject to possible redemption, we revised our earnings per share calculation to allocate income and losses shared pro rata between the Class A ordinary shares and Class B ordinary shares. Refer to Note 2 to our financial statements for further details regarding the restatement.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $892,000 in our operating bank account and working capital of approximately $429,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of Class B ordinary shares, par value $0.001 per share (the “Founder Shares”), a loan of approximately $111,000 from the Sponsor pursuant to a promissory note originally issued on September 23, 2020 and amended on January 22, 2021 (the “Note”), and a portion of the proceeds from the consummation of the private placement not held in the Trust Account. We repaid the Note in full on February 24, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of September 30, 2021, and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity since inception up to September 30, 2021, was in preparation for our formation and the Initial Public Offering, and since the completion of the Initial Public Offering, the search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had a net income of approximately $997,000, which consisted of approximately $1.8 million in change in the fair value of warrant liabilities and approximately $8,000 of net gain on the investments held in Trust Account, partially offset by approximately $820,000 general and administrative expenses.

For the nine months ended September 30, 2021, we had a net income of approximately $126,000, which consisted of approximately $1.7 million in change in the fair value of warrant liabilities and approximately $17,000 of net gain on the investments held in Trust Account, partially offset by approximately $1.2 million general and administrative expenses and approximately $395,000 in offering costs associated with issuance of warrants.

For the period from September 15, 2020 (inception) through September 30, 2020, we had a net loss of approximately $10,000, consist solely of general and administrative expenses.

Contractual Obligations

Administrative Services Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, except that, commencing on February 17, 2021, through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay an affiliate of the Sponsor $10,000 per month for office space, utilities, secretarial support and administrative services. Fees for such services for the three and nine months ended September 30, 2021, were waived.

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

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, we entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Sponsor, which provides for the purchase of $20.0 million Units (the “Forward Purchase Units”), which at the option of the Sponsor can be increased to $50.0 million, with each Forward Purchase Unit consisting of one Class A ordinary share (the “Forward Purchase Shares”) and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share (the “Forward Purchase Warrants”), for a purchase price of $10.00 per Forward Purchase Unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The purchase under the Forward Purchase Agreement is required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company.

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

Critical Accounting Policies

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheets. As of December 31, 2020, there were no Class A ordinary shares issued and outstanding.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 12,066,667 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Share-based Compensation

We comply with the accounting and disclosure requirement of ASC Topic 718, “Compensation - Stock Compensation.” We record share- based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We recognize the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation will be recognized in general and administrative expense in the statements of operations. We issued option awards that contain both a performance condition and service condition. The option awards vest upon the consummation of the initial business combination and will expire in five years after the date on which they first become exercisable. We have determined that the consummation of an initial business combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the period from inception to September 30, 2021.

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

We account for our warrants issued in connection with our Initial Public Offering and Private Placement and Forward Purchase Units as derivative assets and derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant and forward purchase agreement as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of warrants issued in connection with the Initial Public Offering was initially measured using Monte-Carlo simulation and subsequently been measured on the market price of such warrants when separately listed and traded at each measurement date. The fair value of warrants issued in connection with the Private Placement has been estimated using Black-Scholes Option Pricing Model at each measurement date while the fair value of the Forward Purchase Units has been measured using the John C Hull’s Options, Futures and Other Derivatives model.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (our “Certifying Officer”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the material weaknesses in internal control over financial reporting related to (i) the reclassification of all of our Class A ordinary shares from permanent equity to temporary equity and the revision of our earnings per share calculation to allocate income and losses pro rata between the Class A ordinary shares and Class B ordinary shares, which resulted in the restatement of our historical financial statements (as described in Note 2 to the financial statements) and (ii) the classification of the public warrants, private warrants and Forward Purchase Units as components of equity instead of derivative assets and derivative liabilities (as previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021), our Certifying Officer has concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.

Notwithstanding the identified material weaknesses as of September 30, 2021, management, including the Certifying Officer, believes that the condensed financial statements contained in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

Remediation Plan

Management has implemented remediation steps to address the material weaknesses described above and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex transactions and application of related accounting standards. We continue to improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein.

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

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”), wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants and the Forward Purchase Units. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants and Forward Purchase Agreement, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants and Forward Purchase Agreement should be classified as derivative assets/liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified material weaknesses in our internal control over financial reporting. The material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described elsewhere in this Quarterly Report, we identified material weaknesses in our internal control over financial reporting related to (i) the reclassification of all of our Class A ordinary shares from permanent equity to temporary equity and the revision of our earnings per share calculation to allocate income and losses pro rata between the Class A ordinary shares and Class B ordinary shares, which resulted in the restatement of our Post-IPO Balance Sheet and our historical financial statements for the Affected Quarterly Periods and (ii) the classification and measurement for the warrants we issued in connection with our Initial Public Offering and private placement in February 2021 and the Forward Purchase Units, which resulted in a misstatement of our warrant liabilities, additional paid-in capital and accumulated deficit in our Post-IPO Balance Sheet. As a result of these material weaknesses, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2021, June 30, 2021 and/or September 30, 2021.

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

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

We identified material weaknesses in our internal controls over financial reporting. As a result of such material weaknesses, the reclassification of all of our Class A ordinary shares from permanent equity to temporary equity and the revision of our earnings per share calculation to allocate income and losses pro rata between the Class A ordinary shares and Class B ordinary shares, the change in accounting for our warrants and Forward Purchase Agreement, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Of the gross proceeds received from the Initial Public Offering and sale of the Private Placement Warrants described above, $230.0 million was placed in the Trust Account.

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

Dated: November 22, 2021	KISMET ACQUISITION TWO CORP.

	By:	/s/ Ivan Tavrin
	Name:	Ivan Tavrin
	Title:	Chairman and Chief Executive Officer