Form 10-Q
period 2022-06-30
Kismet Acquisition Two Corp.
filed 2022-08-15
CIK 1825962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

KISMET ACQUISITION TWO CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40077	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

850 Library Avenue, Suite 204 Newark, Delaware	19715
(Address of principal executive offices)	(Zip Code)

(302) 738-6680

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, par value $0.001 per share, and one-third of one Redeemable Warrant	KAIIU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.001 per share, included as part of the Units	KAII	The Nasdaq Stock Market LLC
Redeemable Warrants, each exercisable for one Class A Ordinary Share for $11.50 per share, included as part of the Units	KAIIW	The Nasdaq Stock Market LLC

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

As of August 15, 2022, there were 23,000,000 Class A ordinary shares, par value $0.001 per share (the “Class A Ordinary Shares”), and 6,250,000 Class B ordinary shares, par value $0.001 per share (the “Class B Ordinary Shares” and together with the Class A Ordinary Shares, the “Ordinary Shares”), of the registrant issued and outstanding.

KISMET ACQUISITION TWO CORP.

Form 10-Q for the Quarter Ended June 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

KISMET ACQUISITION TWO CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$52,684	$63,676
Prepaid expenses	210,273	315,652
Total current assets	262,957	379,328
Investments held in Trust Account	230,351,264	230,038,512
Derivative assets - Forward Purchase Agreement	138,051	88,970
Total assets	$230,752,272	$230,506,810

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$51,555	$39,315
Accounts payable - related party	-	17,321
Accrued expenses	-	130,094
Promissory Note – related party	318,700	-
Total current liabilities	370,255	186,730
Derivative liabilities - warrants	965,333	6,033,334
Deferred underwriting commissions	8,050,000	8,050,000
Total liabilities	9,385,588	14,270,064

Commitments and Contingencies

Class A Ordinary Shares subject to possible redemption, $0.001 par value; 23,000,000 shares at approximately $10.01 and $10.00 per share redemption value as of June 30, 2022 and December 31, 2021, respectively	230,251,264	230,000,000

Shareholders’ Deficit:
Class A Ordinary Shares, $0.001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2022 and December 31, 2021	-	-
Class B Ordinary Shares, $0.001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	6,250	6,250
Accumulated deficit	(8,890,830)	(13,769,504)
Total shareholders’ deficit	(8,884,580)	(13,763,254)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$230,752,272	$230,506,810

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION TWO CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating expenses
General and administrative expenses	$106,509	$253,204	$299,896	$331,483
Loss from operations	(106,509)	(253,204)	(299,896)	(331,483)
Change in fair value of derivative assets and liabilities	863,544	164,667	5,117,082	(153,333)
Offering costs associated with issuance of warrants	-	-	-	(395,355)
Unrealized gain from investments held in Trust Account	292,182	5,735	312,752	9,048
Net income (loss)	$1,049,217	$(82,802)	$5,129,938	$(871,123)

Weighted average shares outstanding of Class A Ordinary Shares, basic and diluted	23,000,000	23,000,000	23,000,000	16,392,265

Basic and diluted net income (loss) per share, Class A Ordinary Shares	$0.04	$(0.00)	$0.18	$(0.04)

Weighted average shares outstanding of Class B Ordinary Shares, basic and diluted	6,250,000	6,250,000	6,250,000	6,034,530

Basic and diluted net income (loss) per share, Class B Ordinary Shares	$0.04	$(0.00)	$0.18	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION TWO CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	6,250,000	$6,250	$-	$(13,769,504)	$(13,763,254)
Net income	-	-	-	-	-	4,080,721	4,080,721
Balance - March 31, 2022 (unaudited)	-	-	6,250,000	6,250	-	(9,688,783)	(9,682,533)
Accretion on Class A Ordinary Shares subject to possible redemption amount	-	-	-	-	-	(251,264)	(251,264)
Net income	-	-	-	-	-	1,049,217	1,049,217
Balance - June 30, 2022 (unaudited)	-	$-	6,250,000	$6,250	$-	$(8,890,830)	$(8,884,580)

For the Three and Six Months Ended June 30, 2021

	Ordinary Shares						Total
	Class A		Class B		Additional		Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	6,250,000	$6,250	$18,750	$(13,401)	$11,599
Excess cash received over the fair value of the Private Placement Warrants	-	-	-	-	2,596,000	-	2,596,000
Accretion on Class A Ordinary Shares subject to possible redemption amount	-	-	-	-	(2,614,750)	(16,894,180)	(19,508,930)
Net loss	-	-	-	-	-	(788,321)	(788,321)
Balance - March 31, 2021 (unaudited)	-	-	6,250,000	6,250	-	(17,695,902)	(17,689,652)
Net loss	-	-	-	-	-	(82,802)	(82,802)
Balance - June 30, 2021 (unaudited)	-	$-	6,250,000	$6,250	$-	$(17,778,704)	$(17,772,454)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION TWO CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$5,129,938	$(871,123)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative assets and liabilities	(5,117,082)	153,333
Offering costs associated with issuance of warrants	-	395,355
Unrealized gain from investments held in Trust Account	(312,752)	(9,048)
Changes in operating assets and liabilities:
Prepaid expenses	105,379	(194,060)
Accounts payable	12,240	23,435
Accounts payable - related party	(17,321)	21,964
Accrued expenses	(60,094)	121,700
Net cash used in operating activities	(259,692)	(358,444)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(230,000,000)
Net cash used in investing activities	-	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from Promissory Note to related party	318,700	52,143
Repayment of IPO Note to related party	-	(110,780)
Proceeds received from Initial Public Offering, gross	-	230,000,000
Proceeds received from Private Placement	-	6,600,000
Offering costs paid	(70,000)	(4,891,127)
Net cash provided by financing activities	248,700	231,650,236

Net change in cash	(10,992)	1,291,792

Cash - beginning of the period	63,676	-
Cash - end of the period	$52,684	$1,291,792

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$70,000
Deferred underwriting commissions	$-	$8,050,000

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

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from September 15, 2020 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in Trust Account (as defined below) from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).

The Company’s sponsor was Kismet Sponsor Limited, a British Virgin Islands company (the “Prior Sponsor”). The Registration Statement for the Initial Public Offering on Form S-1 initially filed with the U.S. Securities and Exchange Commission (“SEC”) on January 26, 2021, as amended (File No. 333- 252419), was declared effective on February 17, 2021 (the “Registration Statement”). On February 22, 2021, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A Ordinary Shares included in the Units sold, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.1 million, of which approximately $8.1 million was for deferred underwriting commissions (see Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,400,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Prior Sponsor, generating gross proceeds of $6.6 million, and incurring offering costs of approximately $7,000 (see Note 4).

On June 15, 2022, the Prior Sponsor transferred 6,250,000 Class B Ordinary Shares and 4,400,000 Private Placement Warrants held by the Prior Sponsor to Quadro Sponsor LLC, a Delaware limited liability company and wholly owned subsidiary of the Prior Sponsor (the “New Sponsor” or “Sponsor”). On June 30, 2022, the Prior Sponsor transferred all the membership interests of the New Sponsor to Quadro IH DMCC (“Quadro”), a company registered in Dubai Multi Commodities Centre in the United Arab Emirates (the “Sponsor Transaction”). In connection with the Sponsor Transaction, the Prior Sponsor also assigned to the New Sponsor all of its rights and obligations under the (i) Letter Agreement, dated as of February 17, 2021, (ii) Registration Rights Agreement (as defined in Note 5) and (iii) Promissory Note (as defined below). In addition, the Company and Kismet Capital Group LLC (“Kismet LLC”) mutually terminated the Administrative Services Agreement dated February 17, 2021 (the “Administrative Services Agreement”). As a result, the Company is no longer obligated to pay a $10,000 monthly fee to Kismet LLC pursuant to the Administrative Services Agreement.

Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee and invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (see Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which were adopted by the Company upon the consummation of the Initial Public Offering (the “Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holder of the Founder Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholder”) agreed to vote its Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholder agreed to waive its redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Class A Ordinary Shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, executive officers, directors and director nominees agreed not to propose an amendment to the Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A Ordinary Shares in conjunction with any such amendment.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or February 22, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all Public Shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to the Company for the payment of taxes, if any (and less up to $100,000 in interest reserved for expenses in connection with the Company’s dissolution), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

The Initial Shareholder agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholder should acquire Public Shares in or after the Initial Public Offering, it will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $53,000 in its operating bank account and working capital deficit of approximately $107,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Prior Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $111,000 from the Prior Sponsor pursuant to the IPO Note (as defined in Note 5), and a portion of the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the IPO Note in full on February 24, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On April 13, 2022, the Company issued an unsecured promissory note in the amount of up to $200,000 to the Prior Sponsor (the “Promissory Note”). The Promissory Note bears no interest and is due and payable on April 14, 2023. On May 25, 2022, the Company and the Prior Sponsor amended the Promissory Note agreement and increased the principal amount to $400,000. On June 30, 2022, the Prior Sponsor assigned all of its rights and obligations under the Promissory Note to the New Sponsor in connection with the Sponsor Transaction. As of June 30, 2022, the Company has drawn approximately $319,000 under the Promissory Note.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, its officers or directors or their affiliates. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to complete a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 22, 2023. The accompanying unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from the accompanying unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed by the Company with the SEC on March 31, 2022 (the “2021 Annual Report”).

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

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in the accompanying unaudited condensed financial statements is the determination of the fair value of the derivative assets and liabilities. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in unrealized gain from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements, equals or approximates the carrying amounts represented in the accompanying condensed balance sheets because of the short-term nature of the instruments or because the instruments are recognized at fair value.

Fair Value Measurements

“Fair value” is defined as “the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date.” GAAP establishes a three-tier fair value hierarchy, which prioritizes inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

The Company accounts for its warrants issued in connection with its Initial Public Offering, the Private Placement Warrants and units that may be issued in connection with the Forward Purchase Agreement (as defined in Note 5) (the “Forward Purchase Units”) as derivative assets/liabilities in accordance with ASC 815. Accordingly, the Company recognizes the instruments as assets/liabilities at fair value and adjusts the instruments to fair value at the end of each reporting period. The assets/liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the accompanying unaudited condensed statements of operations. The fair value of warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and has subsequently been measured on the market price of such warrants at each measurement date when separately listed and traded. The fair value of the Private Placement Warrants was initially measured using a Black-Scholes Option Pricing Model and subsequently using the public market value of the warrants issued in connection with its Initial Public Offering. The fair value of the Forward Purchase Units has been measured using John C. Hull’s Options, Futures, and Other Derivatives model at each measurement date.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 23,000,000 Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the accompanying condensed balance sheets.

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

Share-Based Compensation

The Company complies with the accounting and disclosure requirement of FASB ASC Topic 718, “Compensation - Stock Compensation” (“ASC 718”). Share-based compensation to employees and non-employees is recognized over the requisite service period based on the estimated grant-date fair value of the awards. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company recognizes the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation is recognized in general and administrative expense in the accompanying unaudited condensed statements of operations. The Company issued option awards that contain both a performance condition and service condition. The option awards vest upon the consummation of the initial Business Combination and will expire in five years after the date on which they first become exercisable. The Company has determined that the consummation of an initial Business Combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the period from inception to June 30, 2022.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the accompanying unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” (“ASC 260”). The Company has two classes of shares, which are referred to as “Class A Ordinary Shares” and “Class B Ordinary Shares.” Income and losses are shared pro rata between the two classes of shares. Net income (loss) per Ordinary Share is calculated by dividing the net income (loss) by the weighted average number of Ordinary Shares outstanding for the respective period. This presentation assumes a Business Combination as the most likely outcome.

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of Ordinary Shares:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$825,025	$224,192	$(65,109)	$(17,693)

Denominator:
Weighted average Ordinary Shares outstanding, basic and diluted	23,000,000	6,250,000	23,000,000	6,250,000

Basic and diluted net income (loss) per Ordinary Share	$0.04	$0.04	$(0.00)	$(0.00)

	For the Six Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$4,033,797	$1,096,141	$(636,724)	$(234,399)

Denominator:
Weighted average Ordinary Shares outstanding, basic and diluted	23,000,000	6,250,000	16,392,265	6,034,530

Basic and diluted net income (loss) per Ordinary Share	$0.18	$0.18	$(0.04)	$(0.04)

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

Note 4 - Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 4,400,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Prior Sponsor, generating gross proceeds of $6.6 million, and incurring offering costs of approximately $7,000. On June 15, 2022, the Prior Sponsor transferred 4,400,000 Private Placement Warrants to the New Sponsor.

Each whole Private Placement Warrant is exercisable for one whole Class A Ordinary Share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Prior Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Note 5 - Related Party Transactions

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Prior Sponsor, which provides for the purchase of $20.0 million Forward Purchase Units, which at the option of the Prior Sponsor, can be increased to $50.0 million, with each Forward Purchase Unit consisting of one Class A Ordinary Share (the “Forward Purchase Shares”) and one-third of one warrant to purchase one Class A Ordinary Share at $11.50 per share (the “Forward Purchase Warrants,” together with the Forward Purchase Units and the Forward Purchase Shares, the “Forward Purchase Securities”), for a purchase price of $10.00 per Forward Purchase Unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The purchase under the Forward Purchase Agreement is required to be made regardless of whether any Class A Ordinary Shares are redeemed by the Public Shareholders. The Forward Purchase Securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of Forward Purchase Securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. The Company classified the Forward Purchase Units as derivative instruments on the accompanying condensed balance sheets. The initial value of the Forward Purchase Units was insignificant, and the Company recognized a gain in the change in the fair value of the derivative assets of approximately $19,000 and $49,000 for the three and six months ended June 30, 2022.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Founder Shares

On September 21, 2020, the Company issued 4,812,500 Class B Ordinary Shares, par value $0.001 per share (the “Founder Shares”) to the Prior Sponsor. On September 23, 2020, the Prior Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of the Founder Shares. On January 25, 2021, the Company effected a stock dividend of 1,437,500 shares with respect to Class B Ordinary Shares, resulting in an aggregate of 6,250,000 Founder Shares outstanding. The Prior Sponsor agreed to forfeit up to an aggregate of 750,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional Units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus the 2,000,000 Forward Purchase Shares underlying the Forward Purchase Units (which at the option of the Prior Sponsor can be increased to up to 5,000,000 Forward Purchase Shares). On February 22, 2021, the underwriter fully exercised its over-allotment option; thus, these 750,000 Founder Shares were no longer subject to forfeiture.

On June 15, 2022, the Prior Sponsor transferred all 6,250,000 Founder Shares to the New Sponsor.

The New Sponsor agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (i) one year after the date of the consummation of the initial Business Combination, or earlier if, subsequent to the initial Business Combination, (x) the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their Ordinary Shares for cash, securities or other property.

Related Party Loans

On September 23, 2020, the Prior Sponsor agreed to loan the Company up to $250,000 to cover costs related to the Initial Public Offering pursuant to a promissory note, which was later amended on January 22, 2021 (the “IPO Note”). The IPO Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of February 22, 2021, the Company borrowed approximately $111,000 under the IPO Note. The Company repaid the IPO Note in full on February 24, 2021. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under any Working Capital Loans.

On April 13, 2022, the Company issued the Promissory Note to the Prior Sponsor for an aggregate of up to $200,000. On May 25, 2022, the Prior Sponsor amended the Promissory Note agreement and increased the principal amount to $400,000. The Promissory Note bears no interest, may be prepaid at any time and is due and payable on April 14, 2023. On June 30, 2022, the Prior Sponsor assigned all of its rights and obligations under the Promissory Note to the New Sponsor in connection with the Sponsor Transaction. As of June 30, 2022, the Company has drawn approximately $319,000 under the Promissory Note.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

Commencing on February 17, 2021, through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay Kismet LLC, an affiliate of the Prior Sponsor, $10,000 per month for office space, utilities, secretarial support and administrative services. Fees for such services were waived for the three and six months ended June 30, 2022 and 2021.

On June 30, 2022, in connection with the Sponsor Transaction, the Company and Kismet LLC mutually terminated the Administrative Services Agreement. As a result, the Company is no longer obligated to pay a $10,000 monthly fee pursuant to the Administrative Services Agreement.

Director Compensation

Commencing on February 18, 2021, through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay its directors $40,000 each and granted each of the independent directors an option to purchase 40,000 Class A Ordinary Shares at an exercise price of $10.00 per share, which will vest upon the consummation of the initial Business Combination and will expire five years after the date on which it first became exercisable. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews, on a quarterly basis, all payments that are made to the Sponsor, officers or directors, or the Company’s or their affiliates.

On May 25, 2022, one of the directors waived his right to receive a payment of $40,000 and the Company recorded approximately $(12,000) and $3,000 of director compensation during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2021, the Company recorded approximately $15,000 and $22,000 of director compensation, respectively. As of June 30, 2022 and December 31, 2021, the Company has payables recognized of approximately $0 and $17,000, respectively, for director compensation, which is classified as accounts payable - related party in the accompanying condensed balance sheets.

Departure and Appointment of Officers

On June 30, 2022, concurrently with the Sponsor Transaction, Ivan Tavrin, Chief Executive Officer and Chairman of the Company’s board of directors, resigned as Chairman and Chief Executive Officer of the Company, and as the Company’s principal financial and accounting officer.

Effective June 30, 2022, the Company’s board of directors appointed Mr. Dimitri Elkin to serve as the Company’s Chief Executive Officer. Mr. Elkin is also serving as the Company’s principal financial and accounting officer.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Commitments and Contingencies

Registration Rights

The holders of the Founder Shares and Private Placement Warrants (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights pursuant to a registration rights agreement dated February 17, 2021 (the “Registration Rights Agreement”). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. On June 30, 2022, in connection with the Sponsor Transaction, the Prior Sponsor assigned to the New Sponsor all of its rights and obligations under the Registration Rights Agreement.

Pursuant to the Forward Purchase Agreement, the Company agreed to use its commercially reasonable efforts (i) to file within 30 days after the closing of the initial Business Combination a registration statement with the SEC for a secondary offering of the Forward Purchase Shares and the Forward Purchase Warrants (and underlying Class A Ordinary Shares), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than sixty (60) days after the initial filing, and (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on the Prior Sponsor or its assignees cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act. In addition, the Forward Purchase Agreement provides for “piggy-back” registration rights to the holders of Forward Purchase Securities to include their securities in other registration statements filed by the Company.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, a military conflict started between Russia and Ukraine. The ongoing military conflict between Russia and Ukraine has provoked strong reactions from the United States, the United Kingdom, the European Union and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia. Further, the precise effects of the ongoing military conflict and these sanctions on the global economies remain uncertain as of the date of the accompanying unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of the accompanying unaudited condensed financial statements.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Warrants

As of June 30, 2022 and December 31, 2021, 7,666,667 Public Warrants and 4,400,000 Private Placement Warrants were outstanding.

Public Warrants may only be exercised for a whole number of Class A Ordinary Shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Ordinary Shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or sellable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchaser or such purchaser’s permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholder or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds  $18.00

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

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the 30-trading day redemption period.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

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

Note 8 - Class A Ordinary Shares Subject to Possible Redemption

The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 Class A Ordinary Shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the accompanying condensed balance sheets.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A Ordinary Shares subject to possible redemption reflected on the accompanying condensed balance sheets are reconciled on the following table:

Gross proceeds received from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(6,823,334)
Offering costs allocated to Class A Ordinary Shares	(12,685,596)
Plus:
Accretion on Class A Ordinary Shares to redemption value	19,508,930
Class A Ordinary Shares subject to possible redemption as of December 31, 2021	230,000,000
Accretion on Class A Ordinary Shares subject to possible redemption	251,264
Class A Ordinary Shares subject to possible redemption as of June 30, 2022	$230,251,264

Note 9 - Shareholders’ Equity (Deficit)

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 Class A Ordinary Shares issued and outstanding, all of which were subject to possible redemption and included as temporary equity (see Note 8).

Class B Ordinary Shares

The Company is authorized to issue 10,000,000 Class B Ordinary Shares with a par value of $0.001 per share. As of June 30, 2022 and December 31, 2021, there were 6,250,000 Class B Ordinary Shares issued and outstanding.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A Ordinary Shares and holders of Class B Ordinary Shares vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

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

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Treasury Securities	$230,351,264	$-	$-
Derivative assets - Forward Purchase Agreement	$-	$-	$138,051
Liabilities:
Derivative liabilities - Public Warrants	$613,333	$-	$-
Derivative liabilities - Private Placement Warrants	$-	$352,000	$-

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Treasury Securities	$230,038,512	$-	$-
Derivative assets - Forward Purchase Agreement	$-	$-	$88,970
Liabilities:
Derivative liabilities - Public Warrants	$3,833,334	$-	$-
Derivative liabilities - Private Placement Warrants	$-	$2,200,000	$-

Transfers to/from Levels 1, 2, and 3 are recognized in the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in April 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2021. There were no transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2022.

Level 1 assets include investments in mutual funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants was initially measured using a Monte-Carlo simulation and has subsequently been measured based on the market price of such warrants at each measurement date when separately listed and traded. The fair value of the Private Placement Warrants was initially measured using a Black-Scholes Option Pricing Model and subsequently using the market value of the Public Warrants. For the three months ended June 30, 2022 and 2021, the Company recognized a decrease/(increase) in the fair value of derivative warrant liabilities of approximately $845,000 and $165,000, and approximately $5.1 million and $(153,000) for the six months ended June 30, 2022 and 2021, respectively, presented on the accompanying condensed statements of operations.

The Company utilizes John C. Hull’s Options, Futures, and Other Derivatives model to estimate the fair value of the Forward Purchase Units at each measurement date. The Company determined that the initial fair value of the Forward Purchase Units was insignificant and recognized income/(expense) in the change in fair value of the Forward Purchase Units for the three and six months ended June 30, 2022 was approximately a $19,000 and $49,000, respectively.

KISMET ACQUISITION TWO CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the Level 3 derivative assets for three and six months ended June 30, 2022 is summarized as follows:

Derivative assets as of January 1, 2022	$88,970
Change in fair value of derivative assets	30,204
Derivative assets as of March 31, 2022	119,174
Change in fair value of derivative assets	18,877
Derivative assets as of June 30, 2022	$138,051

The change in the fair value of the Level 3 derivative warrant liabilities for three and six months ended June 30, 2021 is summarized as follows:

Warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Placement Warrants	10,827,334
Change in fair value of warrant liabilities	318,000
Warrant liabilities at March 31, 2021	11,145,334
Public Warrants transfer to Level 1	(7,053,334)
Change in fair value of warrant liabilities	(88,000)
Warrant liabilities at June 30, 2021	$4,004,000

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for derivative assets of the Forward Purchase Units at each measurement date:

	As of June 30, 2022	As of December 31, 2021
Stock price	$9.70	$9.75
Warrant price	$0.08	$0.50
Term (in years)	0.50	1.00
Risk-free interest rate	2.48%	0.39%

Note 11 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the accompanying unaudited condensed financial statements were issued. Based upon this review, other than as described herein, the Company did not identify any subsequent event that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Kismet Acquisition Two Corp.,” “Kismet Two,” “our,” “us” or “we” refer to Kismet Acquisition Two Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto under “Item 1. Financial Statements”. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (this “Report”) including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on September 15, 2020. We were incorporated for the purpose of consummating a Business Combination with one or more businesses or entities. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our Prior Sponsor was Kismet Sponsor Limited, a British Virgin Islands company. On February 22, 2021, we consummated our Initial Public Offering of 23,000,000 Units, including 3,000,000 additional Over-Allotment Units to cover the over-allotment option, at $10.00 per Over-Allotment Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.1 million, of which approximately $8.1 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 4,400,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant with the Prior Sponsor, generating gross proceeds of $6.6 million, and incurring offering costs of approximately $7,000.

Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of a portion of the proceeds of the Private Placement were placed in the Trust Account with Continental acting as trustee and invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

On June 15, 2022, the Prior Sponsor transferred to New Sponsor, 6,250,000 Founder Shares and 4,400,000 Private Placement Warrants to purchase our Class A Ordinary Shares held by the Prior Sponsor. On June 30, 2022, the Prior Sponsor transferred all the membership interests of the New Sponsor to Quadro in the Sponsor Transaction. In connection with the Sponsor Transaction, the Prior Sponsor also assigned to the New Sponsor all of its rights and obligations under the (i) Letter Agreement dated as of February 17, 2021, (ii) Registration Rights Agreement and (iii) Promissory Note. In addition, we and Kismet LLC mutually terminated the Administrative Services Agreement. As a result, we are no longer be obligated to pay a $10,000 monthly fee to Kismet pursuant to the Administrative Services Agreement.

Following the Sponsor Transaction, we plan to continue to focus on companies in the internet and other technology enabled sectors operating internationally, including the wider area of Europe, the Middle East and Africa, but will not consider companies operating in Russia or Belarus or any other country that may adversely affect our Nasdaq listing

Our management has broad discretion with respect to the specific application of the net proceeds of our Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable, if any, on the income accrued on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete a Business Combination in the Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes that were paid by us or are payable by us, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of June 30, 2022, we had approximately $53,000 in our operating bank account and working capital deficit of approximately $107,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from the Prior Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $111,000 from the Prior Sponsor pursuant to the IPO Note originally issued on September 23, 2020 and amended on January 22, 2021, and a portion of the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the IPO Note in full on February 24, 2021. Subsequent to the repayment, the facility was no longer available to us. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans in order to finance transaction costs in connection with a Business Combination. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

On April 13, 2022, we issued the Promissory Note in the amount of up to $200,000 to the Prior Sponsor. The Promissory Note bears no interest and is due and payable on April 14, 2023. On May 25, 2022, we and the Prior Sponsor amended the Promissory Note agreement and increased the principal amount to $400,000. On June 30, 2022, the Prior Sponsor assigned all of its rights and obligations under the Promissory Note to the New Sponsor in connection with the Sponsor Transaction. As of June 30, 2022, we have drawn approximately $319,000 under the Promissory Note.

Going Concern

We may need to raise additional capital through loans or additional investments from our Sponsor, our officers or directors or their affiliates. Our Sponsor, officers, directors and or their affiliates, may, but are not obligated to, loan our Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with our assessment of going concern considerations in accordance with ASC 205-40, we have determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management plans to complete a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 22, 2023. The unaudited condensed financial statements and the notes thereto under “Item 1. Financial Statements” do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, except that, commencing on February 17, 2021, through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay Kismet, LLC, an affiliate of the Prior Sponsor, $10,000 per month for office space, utilities, secretarial support and administrative services pursuant to the Administrative Services Agreement. Fees for such services for the three and six months ended June 30, 2022 and 2021 were waived.

On June 30, 2022, in connection with the Sponsor Transaction, we and Kismet LLC mutually terminated the Administrative Services Agreement. As a result, we are no longer be obligated to pay a $10,000 monthly fee pursuant to the Administrative Services Agreement.

Results of Operations

Our entire activity since inception up to June 30, 2022, was in preparation for our formation and the Initial Public Offering, and since the completion of the Initial Public Offering, the search for Business Combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2022, we had net income of approximately $1.0 million, which consisted of a non-operating gain of approximately $864,000 resulting from the change in fair value of derivative assets and liabilities and approximately $292,000 of net gain on the investments held in the Trust Account, partially offset by approximately $107,000 general and administrative expenses.

For the three months ended June 30, 2021, we had a net loss of approximately $83,000, which consisted of approximately $253,000 general and administrative expenses, partially offset by approximately $165,000 in change in fair value of warrant liabilities and approximately $6,000 of net gain on the investments held in Trust Account.

For the six months ended June 30, 2022, we had net income of approximately $5.1 million, which consisted of a non-operating gain of approximately $5.1 million resulting from the change in fair value of derivative assets and liabilities and approximately $313,000 of net gain on the investments held in the Trust Account, partially offset by approximately $300,000 general and administrative expenses.

For the six months ended June 30, 2021, we had a net loss of approximately $871,000, which consisted of approximately $331,000 general and administrative expenses, approximately $153,000 in change in fair value of warrant liabilities and approximately $395,000 in offering costs associated with issuance of warrants, partially offset by approximately $9,000 of net gain on the investments held in Trust Account.

Commitments and Contingencies

Registration Rights

The holders of the Founder Shares and Private Placement Warrants (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to the Registration Rights Agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements. On June 30 2022, in connection with the Sponsor Transaction, the Prior Sponsor assigned to the New Sponsor all of its rights and obligations under the Registration Rights Agreement.

Pursuant to the Forward Purchase Agreement, we agreed to use our commercially reasonable efforts (i) to file within 30 days after the closing of the initial Business Combination a registration statement with the SEC for a secondary offering of the Forward Purchase Shares (defined below) and the Forward Purchase Warrants (defined below) (and underlying Class A Ordinary Shares), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than sixty (60) days after the initial filing, and (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the Prior Sponsor or its assignees cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act. In addition, the Forward Purchase Agreement provides for “piggy-back” registration rights to the holders of the Forward Purchase Securities to include their securities in other registration statements filed by us.

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, we entered into the Forward Purchase Agreement with the Prior Sponsor, which provides for the purchase of $20.0 million Forward Purchase Units, which at the option of the Prior Sponsor can be increased to $50.0 million, with each Forward Purchase Unit consisting of one Forward Purchase Shares and one-third of one Forward Purchase Warrant to purchase one Class A Ordinary Share at $11.50 per share, for a purchase price of $10.00 per Forward Purchase Unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The purchase under the Forward Purchase Agreement is required to be made regardless of whether any Class A Ordinary Shares are redeemed by the Public Shareholders. The Forward Purchase Securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of the Forward Purchase Securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company.

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

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Our critical accounting policies and estimates are presented below:

Derivative Assets and Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Subtopic 815-15, “Derivatives and Hedging – Embedded Derivatives”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We account for our warrants issued in connection with our Initial Public Offering and the Private Placement and Forward Purchase Units as derivative assets/liabilities in accordance with FASB ASC Subtopic 815-40 “Derivatives and Hedging – Contracts in Equity’s Own Equity”. Accordingly, we recognize the warrant and Forward Purchase Units as assets/liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The fair value of warrants issued in connection with the Initial Public Offering was initially measured using Monte-Carlo simulation and subsequently been measured on the market price of such warrants when separately listed and traded at each measurement date. The fair value of warrants issued in connection with the Private Placement was initially measured using Black-Scholes Option Pricing Model and subsequently using the market value of the Public Warrants. The fair value of the Forward Purchase Units has been measured using John C. Hull’s Options, Futures, and Other Derivatives model at each measurement date.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity (deficit). Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 23,000,000 Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the condensed balance sheets under “Item 1. Financial Statements”.

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

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of ASC 260. We have two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per Ordinary Share is calculated by dividing the net income (loss) by the weighted average number of Ordinary Shares outstanding for the respective period.

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

Share-Based Compensation

We comply with the accounting and disclosure requirement of ASC 718. We record share- based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We recognize the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation is recognized in general and administrative expense in the unaudited condensed statements of operations under “Item 1. Financial Statements”. We issued option awards that contain both a performance condition and service condition. The option awards vest upon the consummation of the initial Business Combination and will expire in five years after the date on which they first become exercisable. We have determined that the consummation of an initial Business Combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the period from inception to June 30, 2022.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the unaudited condensed financial statements under “Item 1. Financial Statements”.

Status as an Emerging Growth Company

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements under “Item 1. Financial Statements” may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (United States) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Company’s Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer (our “Certifying Officer”), to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation of the material weakness identified and discussed below, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We previously identified a material weakness in 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as filed with the SEC on November 22, 2021 and (iii) 2021 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-Business Combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with Business Combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

There may be significant competition for us to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into Business Combinations with SPACs, and there are still many SPACs seeking targets for their initial Business Combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are a large number of SPACs seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in Business Combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a Business Combination no later than 18 months after the effective date of its registration statement for its initial public offering. The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of its registration statement for its initial public offering.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the registration statement for its initial public offering or that may not complete its Business Combination within 24 months after such date. We do not expect to enter into a definitive Business Combination agreement within 18 months after the effective date of our Registration Statement and may not to complete our initial Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

We may not be able to complete an initial Business Combination with a U.S. target company since such initial Business Combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our Public Shareholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our Initial Public Offering and the Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on June 25, 2021. There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the Registration Statement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit Number	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2022	KISMET ACQUISITION TWO CORP.

	By:	/s/ Dimitri Elkin
	Name:	Dimitri Elkin
	Title:	Chief Executive Officer