Form 10-Q
period 2022-09-30
Kismet Acquisition Two Corp.
filed 2022-11-14
CIK 1825962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 14, 2022, there were 23,000,000 Class A ordinary shares, par value $0.001 per share (the “Class A Ordinary Shares”), and 6,250,000 Class B ordinary shares, par value $0.001 per share (the “Class B Ordinary Shares” and together with the Class A Ordinary Shares, the “Ordinary Shares”), of the registrant issued and outstanding.

KISMET ACQUISITION TWO CORP.

Form 10-Q for the Quarter Ended September 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

KISMET ACQUISITION TWO CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$986	$63,676
Prepaid expenses	121,837	315,652
Total current assets	122,823	379,328
Investments held in Trust Account	231,366,839	230,038,512
Derivative assets - forward purchase agreement	-	88,970
Total Assets	$231,489,662	$230,506,810

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$62,932	$39,315
Accounts payable - related party	-	17,321
Accrued expenses	11,760	130,094
Note payable - related party	318,700	-
Total current liabilities	393,392	186,730
Derivative liabilities - warrants	603,333	6,033,334
Derivative liabilities - forward purchase agreement	58,021	-
Deferred underwriting commissions	2,817,500	8,050,000
Total liabilities	3,872,246	14,270,064

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.001 par value; 23,000,000 shares at approximately $10.06 and $10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	231,266,839	230,000,000

Shareholders’ Deficit:
Class A ordinary shares, $0.001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	6,250	6,250
Accumulated deficit	(3,655,673)	(13,769,504)
Total shareholders’ deficit	(3,649,423)	(13,763,254)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$231,489,662	$230,506,810

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION TWO CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating expenses
General and administrative expenses	$163,271	$820,117	$463,167	$1,151,600
Loss from Operations	(163,271)	(820,117)	(463,167)	(1,151,600)
Change in fair value of derivative assets and liabilities	165,928	1,810,000	5,283,010	1,656,667
Offering costs associated with issuance of warrants	-	-	-	(395,355)
Forgiveness of deferred underwriting commissions	5,232,500	-	5,232,500	-
Unrealized gain from investments held in Trust Account	1,015,575	7,530	1,328,327	16,578
Net income	$6,250,732	$997,413	$11,380,670	$126,290

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	23,000,000	23,000,000	18,619,048

Basic and diluted net income per share, Class A ordinary shares	$0.21	$0.03	$0.39	$0.01

Weighted average shares outstanding of Class B ordinary shares, basic	6,250,000	6,250,000	6,250,000	6,107,143
Weighted average shares outstanding of Class B ordinary shares, diluted	6,250,000	6,250,000	6,250,000	6,250,000

Basic and diluted net income per share, Class B ordinary shares	$0.21	$0.03	$0.39	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION TWO CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	6,250,000	$6,250	$-	$(13,769,504)	$(13,763,254)
Net income	-	-	-	-	-	4,080,721	4,080,721
Balance - March 31, 2022 (unaudited)	-	-	6,250,000	6,250	-	(9,688,783)	(9,682,533)
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	-	(251,264)	(251,264)
Net income	-	-	-	-	-	1,049,217	1,049,217
Balance - June 30, 2022 (unaudited)	-	-	6,250,000	6,250	-	(8,890,830)	(8,884,580)
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	-	(1,015,575)	(1,015,575)
Net income	-	-	-	-	-	6,250,732	6,250,732
Balance - September 30, 2022 (unaudited)	-	$-	6,250,000	$6,250	$-	$(3,655,673)	$(3,649,423)

For the Three and Nine Months Ended September 30, 2021

							Total
	Ordinary Shares				Additional		Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	6,250,000	$6,250	$18,750	$(13,401)	$11,599
Excess cash received over the fair value of the private warrants	-	-	-	-	2,596,000	-	2,596,000
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	(2,614,750)	(16,894,180)	(19,508,930)
Net loss	-	-	-	-	-	(788,321)	(788,321)
Balance - March 31, 2021 (unaudited)	-	-	6,250,000	6,250	-	(17,695,902)	(17,689,652)
Net loss	-	-	-	-	-	(82,802)	(82,802)
Balance - June 30, 2021 (unaudited)	-	-	6,250,000	6,250	-	(17,778,704)	(17,772,454)
Net income	-	-	-	-	-	997,413	997,413
Balance - September 30, 2021 (unaudited)	-	$-	6,250,000	$6,250	$-	$(16,781,291)	$(16,775,041)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KISMET ACQUISITION TWO CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income	$11,380,670	$126,290
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative assets and liabilities	(5,283,010)	(1,656,667)
Offering costs associated with issuance of warrants	-	395,355
Forgiveness of deferred underwriting commissions	(5,232,500)	-
Unrealized gain from investments held in Trust Account	(1,328,327)	(16,578)
Changes in operating assets and liabilities:
Prepaid expenses	193,815	(449,345)
Accounts payable	23,617	800,117
Accounts payable - related party	(17,321)	36,964
Accrued expenses	(48,334)	5,905
Net cash used in operating activities	(311,390)	(757,959)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(230,000,000)
Net cash used in investing activities	-	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	318,700	52,143
Repayment of note payable to related party	-	(110,780)
Proceeds received from initial public offering, gross	-	230,000,000
Proceeds received from private placement	-	6,600,000
Offering costs paid	(70,000)	(4,891,127)
Net cash provided by financing activities	248,700	231,650,236

Net change in cash	(62,690)	892,277

Cash - beginning of the period	63,676	-
Cash - end of the period	$986	$892,277

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$70,000
Deferred underwriting commissions	$-	$8,050,000

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

As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from September 15, 2020 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in Trust Account (as defined below) from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $986 in its operating bank account and working capital deficit of approximately $271,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Prior Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $111,000 from the Prior Sponsor pursuant to the IPO Note (as defined in Note 5), and a portion of the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the IPO Note in full on February 24, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

On April 13, 2022, the Company issued an unsecured promissory note in the amount of up to $200,000 to the Prior Sponsor (the “Promissory Note”). The Promissory Note bears no interest and is due and payable on April 14, 2023. On May 25, 2022, the Company and the Prior Sponsor amended the Promissory Note agreement and increased the principal amount to $400,000. On June 30, 2022, the Prior Sponsor assigned all of its rights and obligations under the Promissory Note to the New Sponsor in connection with the Sponsor Transaction. As of September 30, 2022, the Company has drawn approximately $319,000 under the Promissory Note.

KISMET ACQUISITION TWO CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company may need to raise additional capital through loans or additional investments from its Sponsor, its officers or directors or their affiliates. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management continues to seek to complete a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 22, 2023. The accompanying unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from the accompanying unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 23,000,000 Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the accompanying condensed balance sheets.

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

Share-Based Compensation

The Company complies with the accounting and disclosure requirement of FASB ASC Topic 718, “Compensation - Stock Compensation” (“ASC 718”). Share-based compensation to employees and non-employees is recognized over the requisite service period based on the estimated grant-date fair value of the awards. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company recognizes the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation is recognized in general and administrative expense in the accompanying unaudited condensed statements of operations. The Company issued option awards that contain both a performance condition and service condition. The option awards vest upon the consummation of the initial Business Combination and will expire in five years after the date on which they first become exercisable. The Company has determined that the consummation of an initial Business Combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the period from inception to September 30, 2022.

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” (“ASC 260”). The Company has two classes of shares, which are referred to as “Class A Ordinary Shares” and “Class B Ordinary Shares.” Income and losses are shared pro rata between the two classes of shares. Net income per Ordinary Share is calculated by dividing the net income by the weighted average number of Ordinary Shares outstanding for the respective period. This presentation assumes a Business Combination as the most likely outcome.

The calculation of diluted net income per Ordinary Share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement Warrants to purchase 12,066,667 Class A Ordinary Shares because their exercise is contingent upon future events and because inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

KISMET ACQUISITION TWO CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of Ordinary Shares:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income	$4,915,106	$1,335,626	$784,291	$213,122

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	23,000,000	6,250,000	23,000,000	6,250,000

Basic and diluted net income per ordinary share	$0.21	$0.21	$0.03	$0.03

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income - basic	$8,948,903	$2,431,767	$95,098	$31,192
Allocation of net income - diluted	$8,948,903	$2,431,767	$94,551	$31,739

Denominator:
Weighted average ordinary shares outstanding, basic	23,000,000	6,250,000	18,619,048	6,107,143
Weighted average ordinary shares outstanding, diluted	23,000,000	6,250,000	18,619,048	6,250,000

Basic net income per ordinary share	$0.39	$0.39	$0.01	$0.01
Diluted net income per ordinary share	$0.39	$0.39	$0.01	$0.01

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

KISMET ACQUISITION TWO CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Note 5 - Related Party Transactions

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Prior Sponsor, which provides for the purchase of $20.0 million Forward Purchase Units, which at the option of the Prior Sponsor, can be increased to $50.0 million, with each Forward Purchase Unit consisting of one Class A Ordinary Share (the “Forward Purchase Shares”) and one-third of one warrant to purchase one Class A Ordinary Share at $11.50 per share (the “Forward Purchase Warrants,” together with the Forward Purchase Units and the Forward Purchase Shares, the “Forward Purchase Securities”), for a purchase price of $10.00 per Forward Purchase Unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The purchase under the Forward Purchase Agreement is required to be made regardless of whether any Class A Ordinary Shares are redeemed by the Public Shareholders. The Forward Purchase Securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of Forward Purchase Securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. The Company classified the Forward Purchase Units as derivative instruments on the accompanying condensed balance sheets. The initial value of the Forward Purchase Units was insignificant, and the Company recognized a loss in the change in the fair value of the derivative assets (liabilities) of approximately $196,000 and $147,000 for the three and nine months ended September 30, 2022.

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

KISMET ACQUISITION TWO CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under any Working Capital Loans.

On April 13, 2022, the Company issued the Promissory Note to the Prior Sponsor for an aggregate of up to $200,000. On May 25, 2022, the Prior Sponsor amended the Promissory Note agreement and increased the principal amount to $400,000. The Promissory Note bears no interest, may be prepaid at any time and is due and payable on April 14, 2023. On June 30, 2022, the Prior Sponsor assigned all of its rights and obligations under the Promissory Note to the New Sponsor in connection with the Sponsor Transaction. As of September 30, 2022, the Company has drawn approximately $319,000 under the Promissory Note.

Administrative Services Agreement

Commencing on February 17, 2021, through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay Kismet LLC, an affiliate of the Prior Sponsor, $10,000 per month for office space, utilities, secretarial support and administrative services. Fees for such services were waived for the three and nine months ended September 30, 2022 and 2021.

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

On May 25, 2022, one of the directors waived his right to receive a payment of $40,000 and the Company recorded approximately $10,000 and $13,000 of director compensation during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2021, the Company recorded approximately $15,000 and $37,000 of director compensation, respectively. As of September 30, 2022 and December 31, 2021, the Company has payables recognized of approximately $0 and $17,000, respectively, for director compensation, which is classified as accounts payable - related party in the accompanying condensed balance sheets.

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

During the three and nine months ended September 30, 2022, two of the underwriters in the Company’s initial public offering waived their rights to receive the deferred underwriting discount, as a result, the Company recognized a gain of approximately $5.2 million from extinguishment of deferred underwriting commissions as reflected in the unaudited condensed statements of operations.

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

KISMET ACQUISITION TWO CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 - Warrants

As of September 30, 2022 and December 31, 2021, 7,666,667 Public Warrants and 4,400,000 Private Placement Warrants were outstanding.

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

KISMET ACQUISITION TWO CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 - Class A Ordinary Shares Subject to Possible Redemption

The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 Class A Ordinary Shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the accompanying condensed balance sheets.

The Class A Ordinary Shares subject to possible redemption reflected on the accompanying condensed balance sheets are reconciled on the following table:

Gross proceeds received from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(6,823,334)
Offering costs allocated to Class A ordinary shares	(12,685,596)
Plus:
Accretion on Class A ordinary shares to redemption value	19,508,930
Class A ordinary shares subject to possible redemption as of December 31, 2021	230,000,000
Accretion on Class A ordinary shares subject to possible redemption	1,266,839
Class A ordinary shares subject to possible redemption as of September 30, 2022	$231,266,839

Note 9 - Shareholders’ Equity (Deficit)

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 Class A Ordinary Shares issued and outstanding, all of which were subject to possible redemption and included as temporary equity (see Note 8).

Class B Ordinary Shares

The Company is authorized to issue 10,000,000 Class B Ordinary Shares with a par value of $0.001 per share. As of September 30, 2022 and December 31, 2021, there were 6,250,000 Class B Ordinary Shares issued and outstanding.

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

KISMET ACQUISITION TWO CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of September 30, 2022
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Treasury Securities	$231,366,839	$-	$-
Liabilities:
Derivative liabilities - Public Warrants	$383,333	$-	$-
Derivative liabilities - Private Placement Warrants	$-	$220,000	$-
Derivative liabilities - Forward Purchase Agreement	$-	$-	$58,021

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Treasury Securities	$230,038,512	$-	$-
Derivative assets - Forward Purchase Agreement	$-	$-	$88,970
Liabilities:
Derivative liabilities - Public Warrants	$3,833,334	$-	$-
Derivative liabilities - Private Placement Warrants	$-	$2,200,000	$-

Transfers to/from Levels 1, 2, and 3 are recognized in the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in April 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2021. There were no transfers to/from Levels 1, 2, and 3 during the nine months ended September 30, 2022.

Level 1 assets include investments in mutual funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants was initially measured using a Monte-Carlo simulation and has subsequently been measured based on the market price of such warrants at each measurement date when separately listed and traded. The fair value of the Private Placement Warrants was initially measured using a Black-Scholes Option Pricing Model and subsequently using the market value of the Public Warrants. For the three months ended September 30, 2022 and 2021, the Company recognized a decrease in the fair value of derivative warrant liabilities of approximately $362,000 and $1.8 million, and approximately $5.4 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively, presented on the accompanying condensed statements of operations.

The Company utilizes John C. Hull’s Options, Futures, and Other Derivatives model to estimate the fair value of the Forward Purchase Units at each measurement date. The Company determined that the initial fair value of the Forward Purchase Units was insignificant and recognized expense in the change in fair value of the Forward Purchase Units for the three and nine months ended September 30, 2022 was approximately $196,000 and $147,000, respectively.

KISMET ACQUISITION TWO CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the Level 3 derivative assets (liabilities) for three and nine months ended September 30, 2022 is summarized as follows:

Derivative assets (liabilities) as of January 1, 2022	$88,970
Change in fair value of derivative assets and liabilities	30,204
Derivative assets (liabilities) as of March 31, 2022	119,174
Change in fair value of derivative assets and liabilities	18,877
Derivative assets (liabilities) as of June 30, 2022	138,051
Change in fair value of derivative assets and liabilities	(196,072)
Derivative assets (liabilities) as of September 30, 2022	$(58,021)

 The change in the fair value of the Level 3 derivative warrant liabilities for three and nine months ended September 30, 2021 is summarized as follows:

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for derivative assets of the Forward Purchase Units at each measurement date:

	As of September 30, 2022	As of December 31, 2021
Stock price	$9.93	$9.75
Warrant price	$0.05	$0.50
Term (in years)	0.25	1.00
Risk-free interest rate	3.28%	0.39%

Note 11 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through the date the accompanying unaudited condensed financial statements were issued. Based upon this review, other than as described herein, the Company did not identify any subsequent event that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (this “Report”) including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Liquidity and Capital Resources

As of September 30, 2022, we had $986 in our operating bank account and working capital deficit of approximately $271,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from the Prior Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $111,000 from the Prior Sponsor pursuant to the IPO Note originally issued on September 23, 2020 and amended on January 22, 2021, and a portion of the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the IPO Note in full on February 24, 2021. Subsequent to the repayment, the facility was no longer available to us. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans in order to finance transaction costs in connection with a Business Combination. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

On April 13, 2022, we issued the Promissory Note in the amount of up to $200,000 to the Prior Sponsor. The Promissory Note bears no interest and is due and payable on April 14, 2023. On May 25, 2022, we and the Prior Sponsor amended the Promissory Note agreement and increased the principal amount to $400,000. On June 30, 2022, the Prior Sponsor assigned all of its rights and obligations under the Promissory Note to the New Sponsor in connection with the Sponsor Transaction. As of September 30, 2022, we have drawn approximately $319,000 under the Promissory Note.

Going Concern

We may need to raise additional capital through loans or additional investments from our Sponsor, our officers or directors or their affiliates. Our Sponsor, officers, directors and or their affiliates, may, but are not obligated to, loan our Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with our assessment of going concern considerations in accordance with ASC 205-40, we have determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management continues to seek to complete a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 22, 2023. The unaudited condensed financial statements and the notes thereto under “Item 1. Financial Statements” do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, except that, commencing on February 17, 2021, through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay Kismet, LLC, an affiliate of the Prior Sponsor, $10,000 per month for office space, utilities, secretarial support and administrative services pursuant to the Administrative Services Agreement. Fees for such services for the three and nine months ended September 30, 2022 and 2021 were waived.

On June 30, 2022, in connection with the Sponsor Transaction, we and Kismet LLC mutually terminated the Administrative Services Agreement. As a result, we are no longer be obligated to pay a $10,000 monthly fee pursuant to the Administrative Services Agreement.

Results of Operations

Our entire activity since inception up to September 30, 2022, was in preparation for our formation and the Initial Public Offering, and since the completion of the Initial Public Offering, the search for Business Combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net income of approximately $6.3 million, which consisted of a non-operating gain of approximately $166,000 resulting from the change in fair value of derivative assets and liabilities, approximately $5.2 million forgiveness of deferred underwriting commissions and approximately $1.0 million of net gain on the investments held in the Trust Account, partially offset by approximately $163,000 general and administrative expenses.

For the three months ended September 30, 2021, we had net income of approximately $997,000, which consisted of approximately $1.8 million in change in the fair value of warrant liabilities and approximately $8,000 of net gain on the investments held in Trust Account, partially offset by approximately $820,000 general and administrative expenses.

For the nine months ended September 30, 2022, we had net income of approximately $11.4 million, which consisted of a non-operating gain of approximately $5.3 million resulting from the change in fair value of derivative assets and liabilities, approximately $5.2 million forgiveness of deferred underwriting commissions and approximately $1.3 million of net gain on the investments held in the Trust Account, partially offset by approximately $463,000 general and administrative expenses.

For the nine months ended September 30, 2021, we had net income of approximately $126,000, which consisted of approximately $1.7 million in change in the fair value of warrant liabilities and approximately $17,000 of net gain on the investments held in Trust Account, partially offset by approximately $1.2 million general and administrative expenses and approximately $395,000 in offering costs associated with issuance of warrants.

Commitments and Contingencies

Registration Rights

The holders of the Founder Shares and Private Placement Warrants (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to the Registration Rights Agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements. On September 30, 2022, in connection with the Sponsor Transaction, the Prior Sponsor assigned to the New Sponsor all of its rights and obligations under the Registration Rights Agreement.

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

During the three and nine months ended September 30, 2022, two of our underwriters waived their rights to receive the deferred underwriting discount, as a result, we recognized a gain of approximately $5.2 million from extinguishment of deferred underwriting commissions as reflected in the unaudited condensed statements of operations.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity (deficit). Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 23,000,000 Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the condensed balance sheets under “Item 1. Financial Statements”.

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

Net Income per Ordinary Share

We comply with accounting and disclosure requirements of ASC 260. We have two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income per Ordinary Share is calculated by dividing the net income by the weighted average number of Ordinary Shares outstanding for the respective period.

The calculation of diluted net income per Ordinary Share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement to purchase an aggregate of 12,066,667 Class A Ordinary Shares because their exercise is contingent upon future events. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

Share-Based Compensation

We comply with the accounting and disclosure requirement of ASC 718. We record share- based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We recognize the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation is recognized in general and administrative expense in the unaudited condensed statements of operations under “Item 1. Financial Statements”. We issued option awards that contain both a performance condition and service condition. The option awards vest upon the consummation of the initial Business Combination and will expire in five years after the date on which they first become exercisable. We have determined that the consummation of an initial Business Combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the period from inception to September 30, 2022.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 15, 2022 and (iii) 2021 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 18[0][5] days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or Business Combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated. Our Sponsor is 50% owned and co-managed by Quadro IH DMCC, a company registered in Dubai Multi Commodities Centre in the UAE. Quadro IH DMCC is controlled by Giedrius Pukas, a citizen of Lithuania.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs[1] that do not have similar ownership issues. Moreover, the process of government review could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

[1] [Note to EGS: Need to define if first usage in the Report and the glossary is not being used. Example definition is included in next risk factor.]

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

Dated: November 14, 2022	KISMET ACQUISITION TWO CORP.

	By:	/s/ Dimitri Elkin
	Name:	Dimitri Elkin
	Title:	Chief Executive Officer