Form 10-Q/A
period 2022-09-30
Quadro Acquisition One Corp.
filed 2023-04-18
CIK 1825962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

QUADRO ACQUISITION ONE CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40077	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

2685 Nottingham Avenue Los Angeles, CA	90027
(Address of principal executive offices)	(Zip Code)

1 (917) 361-1177
(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, par value $0.001 per share, and one-third of one Redeemable Warrant	QDROU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.001 per share, included as part of the Units	QDRO	The Nasdaq Stock Market LLC
Redeemable Warrants, each exercisable for one Class A Ordinary Share for $11.50 per share, included as part of the Units	QDROW	The Nasdaq Stock Market LLC

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

As of April 17, 2023, there were 8,798,153 Class A ordinary shares, par value $0.001 per share (the “Class A Ordinary Shares”), and no Class B ordinary shares, par value $0.001 per share (the “Class B Ordinary Shares” and together with the Class A Ordinary Shares, the “Ordinary Shares”), of the registrant issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Quadro Acquisition One Corp. (formerly known as Kismet Acquisition Two Corp.) (the “Company,” “we,” “us,” or “our”), for the nine months ended September 30, 2022, as filed with the Securities and Exchange Commission (“SEC”) on November 14, 2022 (the “Original Filing”).

The Company had recognized a liability upon closing of their initial public offering in February 2021 for a portion of the underwriter’s commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the initial public offering. The two out of three underwriters waived their rights to receive such deferred underwriting discount on August 11, 2022 and September 6, 2022.

The Company recognized the waiver as an extinguishment, with a resulting non-operating gain recognized in its statements of operations for three and nine months ended September 30, 2022. Upon subsequent review and analysis, management concluded that the Company should have recognized the extinguishment of the contingent liability as a credit to shareholders’ deficit.

Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the Company’s previously issued unaudited condensed financial statements as of September 30, 2022 (the “Quarterly Report”) should no longer be relied upon and that it is appropriate to restate the Quarterly Report. As such, the Company will restate its financial statements in this Form 10-Q/A for the Company’s unaudited condensed financial statements included in the Original Filing.

The Company’s management has concluded that a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

The Company is filing this Amendment No. 1 to include the Management’s Discussion and Analysis of Financial Condition and Results of Operations described in Item 2, and Condensed Financial Statements in Item 1, which such financial data give effect to the change in accounting for the waiver as disclosed in the Original Filing, and Item 4, Controls and Procedures.

The change in accounting for the liability extinguishment did not have any impact on the Company’s liquidity, cash flows, or costs of operating in the period included in Item 1. The change in accounting for the liability extinguishment does not impact the amounts previously reported for the Company’s cash, investments held in the trust account, operating expenses or total cash flows from operations for the affected period.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (as restated)	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021 (as restated)	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021 (as restated)	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (as restated)	4

	Notes to Unaudited Condensed Financial Statements (as restated)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures (as restated)	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

Signatures		33

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

QUADRO ACQUISITION ONE CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$986	$63,676
Prepaid expenses	121,837	315,652
Total current assets	122,823	379,328
Investments held in Trust Account	231,366,839	230,038,512
Derivative assets - forward purchase agreement	-	88,970
Total Assets	$231,489,662	$230,506,810

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$62,932	$39,315
Accounts payable - related party	-	17,321
Accrued expenses	11,760	130,094
Note payable - related party	318,700	-
Total current liabilities	393,392	186,730
Derivative liabilities - warrants	603,333	6,033,334
Derivative liabilities - forward purchase agreement	58,021	-
Deferred underwriting commissions	2,817,500	8,050,000
Total liabilities	3,872,246	14,270,064

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.001 par value; 23,000,000 shares at approximately $10.06 and $10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	231,266,839	230,000,000

Shareholders’ Deficit:
Class A ordinary shares, $0.001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	6,250	6,250
Accumulated deficit	(3,655,673)	(13,769,504)
Total shareholders’ deficit	(3,649,423)	(13,763,254)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$231,489,662	$230,506,810

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUADRO ACQUISITION ONE CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022 (As Restated - See Note 2)	September 30, 2021	September 30, 2022 (As Restated - See Note 2)	September 30, 2021
Operating expenses
General and administrative expenses	$163,271	$820,117	$463,167	$1,151,600
Loss from Operations	(163,271)	(820,117)	(463,167)	(1,151,600)
Change in fair value of derivative assets and liabilities	165,928	1,810,000	5,283,010	1,656,667
Offering costs associated with issuance of warrants	-	-	-	(395,355)
Gain from settlement of deferred underwriting commissions allocated to derivative warrant liabilities	155,283	-	155,283	-
Income from investments held in Trust Account	1,015,575	7,530	1,328,327	16,578
Net income	$1,173,515	$997,413	$6,303,453	$126,290

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	23,000,000	23,000,000	18,619,048

Basic and diluted net income per share, Class A ordinary shares	$0.04	$0.03	$0.22	$0.01

Weighted average shares outstanding of Class B ordinary shares, basic	6,250,000	6,250,000	6,250,000	6,107,143
Weighted average shares outstanding of Class B ordinary shares, diluted	6,250,000	6,250,000	6,250,000	6,250,000

Basic and diluted net income per share, Class B ordinary shares	$0.04	$0.03	$0.22	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUADRO ACQUISITION ONE CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2022

(As Restated - See Note 2)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	6,250,000	$6,250	$-	$(13,769,504)	$(13,763,254)
Net income	-	-	-	-	-	4,080,721	4,080,721
Balance - March 31, 2022 (unaudited)	-	-	6,250,000	6,250	-	(9,688,783)	(9,682,533)
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	-	(251,264)	(251,264)
Net income	-	-	-	-	-	1,049,217	1,049,217
Balance - June 30, 2022 (unaudited)	-	-	6,250,000	6,250	-	(8,890,830)	(8,884,580)
Adjustment for accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	-	4,061,642	4,061,642
Net income	-	-	-	-	-	1,173,515	1,173,515
Balance - September 30, 2022 (unaudited)	-	$-	6,250,000	$6,250	$-	$(3,655,673)	$(3,649,423)

For the Three and Nine Months Ended September 30, 2021

							Total
	Ordinary Shares				Additional		Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	6,250,000	$6,250	$18,750	$(13,401)	$11,599
Excess cash received over the fair value of the private warrants	-	-	-	-	2,596,000	-	2,596,000
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	(2,614,750)	(16,894,180)	(19,508,930)
Net loss	-	-	-	-	-	(788,321)	(788,321)
Balance - March 31, 2021 (unaudited)	-	-	6,250,000	6,250	-	(17,695,902)	(17,689,652)
Net loss	-	-	-	-	-	(82,802)	(82,802)
Balance - June 30, 2021 (unaudited)	-	-	6,250,000	6,250	-	(17,778,704)	(17,772,454)
Net income	-	-	-	-	-	997,413	997,413
Balance - September 30, 2021 (unaudited)	-	$-	6,250,000	$6,250	$-	$(16,781,291)	$(16,775,041)

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUADRO ACQUISITION ONE CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2022 (As Restated - See Note 2)	September 30, 2021
Cash Flows from Operating Activities:
Net income	$6,303,453	$126,290
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative assets and liabilities	(5,283,010)	(1,656,667)
Offering costs associated with issuance of warrants	-	395,355
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities	(155,283)	-
Income from investments held in Trust Account	(1,328,327)	(16,578)
Changes in operating assets and liabilities:
Prepaid expenses	193,815	(449,345)
Accounts payable	23,617	800,117
Accounts payable - related party	(17,321)	36,964
Accrued expenses	(48,334)	5,905
Net cash used in operating activities	(311,390)	(757,959)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(230,000,000)
Net cash used in investing activities	-	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	318,700	52,143
Repayment of note payable to related party	-	(110,780)
Proceeds received from initial public offering, gross	-	230,000,000
Proceeds received from private placement	-	6,600,000
Offering costs paid	(70,000)	(4,891,127)
Net cash provided by financing activities	248,700	231,650,236

Net change in cash	(62,690)	892,277

Cash - beginning of the period	63,676	-
Cash - end of the period	$986	$892,277

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$70,000
Deferred underwriting commissions	$-	$8,050,000
Extinguishment of deferred underwriting commissions allocated to public shares	$5,077,217	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUADRO ACQUISITION ONE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated - See Note 2)

Note 1 - Description of Organization, Business Operations and Going Concern

Quadro Acquisition One Corp. (the “Company”, formerly known as Kismet Acquisition Two Corp.) is a blank check company incorporated as a Cayman Islands exempted company on September 15, 2020. The Company was incorporated for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar initial business combination with one or more businesses or entities that the Company has not yet identified (“Business Combination”). In February 2023, the Company held the extraordinary general meeting for the purposes of approving the extension amendment and the Company’s name change from Kismet Acquisition Two Corp. to Quadro Acquisition One Corp.

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

The Company’s sponsor was Kismet Sponsor Limited, a British Virgin Islands company (the “Prior Sponsor”). The Registration Statement for the Initial Public Offering on Form S-1 initially filed with the U.S. Securities and Exchange Commission (“SEC”) on January 26, 2021, as amended (File No. 333- 252419), was declared effective on February 17, 2021 (the “Registration Statement”). On February 22, 2021, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A Ordinary Shares included in the Units sold, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.1 million, of which approximately $8.1 million was for deferred underwriting commissions (see Note 7).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,400,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Prior Sponsor, generating gross proceeds of $6.6 million, and incurring offering costs of approximately $7,000 (see Note 5).

On June 15, 2022, the Prior Sponsor transferred 6,250,000 Class B Ordinary Shares and 4,400,000 Private Placement Warrants held by the Prior Sponsor to Quadro Sponsor LLC, a Delaware limited liability company and wholly owned subsidiary of the Prior Sponsor (the “New Sponsor” or “Sponsor”). On June 30, 2022, the Prior Sponsor transferred all the membership interests of the New Sponsor to Quadro IH DMCC (“Quadro”), a company registered in Dubai Multi Commodities Centre in the United Arab Emirates (the “Sponsor Transaction”). In connection with the Sponsor Transaction, the Prior Sponsor also assigned to the New Sponsor all of its rights and obligations under the (i) Letter Agreement, dated as of February 17, 2021, (ii) Registration Rights Agreement (as defined in Note 6) and (iii) Promissory Note (as defined below). In addition, the Company and Kismet Capital Group LLC (“Kismet LLC”) mutually terminated the Administrative Services Agreement dated February 17, 2021 (the “Administrative Services Agreement”). As a result, the Company is no longer obligated to pay a $10,000 monthly fee to Kismet LLC pursuant to the Administrative Services Agreement.

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

The Company’s management has broad discetion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable, if any, on the income accrued on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

QUADRO ACQUISITION ONE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (see Note 7). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which were adopted by the Company upon the consummation of the Initial Public Offering (the “Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holder of the Founder Shares (as defined in Note 6) prior to the Initial Public Offering (the “Initial Shareholder”) agreed to vote its Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholder agreed to waive its redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination

Notwithstanding the foregoing, the Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Class A Ordinary Shares sold in the Initial Public Offering, without the prior consent of the Company.

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

If the Company is unable to complete a Business Combination by April 22, 2023 (or November 22, 2023 if the Company fully extends the time to complete a Business Combination, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all Public Shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to the Company for the payment of taxes, if any (and less up to $100,000 in interest reserved for expenses in connection with the Company’s dissolution), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

QUADRO ACQUISITION ONE CORP.

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

The Initial Shareholder agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholder should acquire Public Shares in or after the Initial Public Offering, it will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of September 30, 2022, the Company had $986 in its operating bank account and working capital deficit of approximately $271,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Prior Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $111,000 from the Prior Sponsor pursuant to the IPO Note (as defined in Note 6), and a portion of the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the IPO Note in full on February 24, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 6). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

On April 13, 2022, the Company issued an unsecured promissory note in the amount of up to $200,000 to the Prior Sponsor (the “Promissory Note”). On May 25, 2022, the Company and the Prior Sponsor amended the Promissory Note agreement and increased the principal amount to $400,000. The Promissory Note bears no interest and is due and payable within one year from the date of the first drawdown of the amended and restated note, or June 7, 2023. On June 30, 2022, the Prior Sponsor assigned all of its rights and obligations under the Promissory Note to the New Sponsor in connection with the Sponsor Transaction. As of September 30, 2022, the Company has drawn $319,000 under the Promissory Note.

QUADRO ACQUISITION ONE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company may need to raise additional capital through loans or additional investments from its Sponsor, its officers or directors or their affiliates. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management continues to seek to complete a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 22, 2023. The accompanying unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 – Restatement of Previously Issued Financial Statements

The Company had recognized a liability upon closing of their initial public offering in February 2021 for a portion of the underwriter’s commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the initial public offering. During the three and nine months ended September 30, 2022, two of the underwriters in the Company’s initial public offering waived their rights to receive aggregate approximately $5.2 million deferred underwriting discount under the underwriting agreement. The Company recognized the waiver as an extinguishment, with a resulting non-operating gain recognized in its statements of operations for the three and nine months ended September 30, 2022. Upon subsequent review and analysis, management concluded that the Company should have recognized the portion allocated to Public Shares of approximately $5.0 million as an adjustment to the carrying value of the Class A ordinary shares subject to possible redemption and the remaining balance of approximately $0.2 million as a gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities.

Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the Company’s previously issued interim financial statements as of September 30, 2022 (the “Quarterly Report”) should no longer be relied upon and that it is appropriate to restate the Quarterly Report. As such, the Company restates its financial statements in this Form 10-Q/A. The previously filed financial statements for the three and nine months ended September 30, 2022, as filed with the Securities and Exchange Commission (“SEC”) on November 14, 2022 (the “Original Filing”) should no longer be relied upon.

QUADRO ACQUISITION ONE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Impact of the Restatement

The impact of the restatement on the statements of operations, statements of changes in shareholders’ deficit and statements of cash flows for the affected period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

Statement of Operations:

	For the Three Months Ended September 30, 2022
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from Operations	$(163,271)	$-	$(163,271)
Change in fair value of derivative assets and liabilities	165,928	-	165,928
Gain from settlement of deferred underwriting commissions allocated to derivative warrant liabilities	5,232,500	(5,077,217)	155,283
Income from investments held in Trust Account	1,015,575	-	1,015,575
Net income	$6,250,732	$(5,077,217)	$1,173,515

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	-	23,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.21	$(0.17)	$0.04
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,250,000	-	6,250,000
Basic and diluted net income per share, Class B ordinary shares	$0.21	$(0.17)	$0.04

	For the Nine Months Ended September 30, 2022
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from Operations	$(463,167)	$-	$(463,167)
Change in fair value of derivative assets and liabilities	5,283,010	-	5,283,010
Gain from settlement of deferred underwriting commissions allocated to derivative warrant liabilities	5,232,500	(5,077,217)	155,283
Income from investments held in Trust Account	1,328,327	-	1,328,327
Net income	$11,380,670	$(5,077,217)	$6,303,453

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	-	23,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.39	$(0.17)	$0.22
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,250,000	-	6,250,000
Basic and diluted net income per share, Class B ordinary shares	$0.39	$(0.17)	$0.22

QUADRO ACQUISITION ONE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Statement of Changes in Stockholders’ Deficit:

				Accumulated Deficit
	Class B Ordinary Shares		Additional Paid-In	As Previously	Restatement	As	Total Stockholders’
	Shares	Amount	Capital	Reported	Adjustment	Restated	Deficit
Balance - June 30, 2022 (unaudited)	6,250,000	$6,250	$-	$(8,890,830)	$-	$(8,890,830)	$(8,884,580)
Adjustment for accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	(1,015,575)	5,077,217	4,061,642	4,061,642
Net income	-	-	-	6,250,732	(5,077,217)	1,173,515	1,173,515
Balance - September 30, 2022 (unaudited)	6,250,000	$6,250	$-	$(3,655,673)	$-	$(3,655,673)	$(3,649,423)

Statement of Cash Flows:

	For the Nine Months Ended September 30, 2022
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows:
Net income	$11,380,670	$(5,077,217)	$6,303,453
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative assets and liabilities	(5,283,010)	-	(5,283,010)
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities	(5,232,500)	5,077,217	(155,283)
Unrealized gain from investments held in Trust Account	(1,328,327)	-	(1,328,327)
Changes in operating assets and liabilities:
Prepaid expenses	193,815	-	193,815
Accounts payable	23,617	-	23,617
Accounts payable - related party	(17,321)	-	(17,321)
Accrued expenses	(48,334)	-	(48,334)
Net cash used in operating activities	(311,390)	-	(311,390)
Net cash provided by financing activities	248,700	-	248,700
Net change in cash	$(62,690)	$-	$(62,690)
Supplemental disclosure of noncash activities:
Extinguishment of deferred underwriting commissions allocated to public shares	$-	$5,077,217	$5,077,217

QUADRO ACQUISITION ONE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 - Basis of Presentation and Summary of Significant Accounting Policies

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

QUADRO ACQUISITION ONE CORP.

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

QUADRO ACQUISITION ONE CORP.

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

The Company accounts for its warrants issued in connection with its Initial Public Offering, the Private Placement Warrants and units that may be issued in connection with the Forward Purchase Agreement (as defined in Note 6) (the “Forward Purchase Units”) as derivative assets/liabilities in accordance with ASC 815. Accordingly, the Company recognizes the instruments as assets/liabilities at fair value and adjusts the instruments to fair value at the end of each reporting period. The assets/liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the accompanying unaudited condensed statements of operations. The fair value of warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and has subsequently been measured on the market price of such warrants at each measurement date when separately listed and traded. The fair value of the Private Placement Warrants was initially measured using a Black-Scholes Option Pricing Model and subsequently using the public market value of the warrants issued in connection with its Initial Public Offering. The fair value of the Forward Purchase Units has been measured using John C. Hull’s Options, Futures, and Other Derivatives model at each measurement date.

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

QUADRO ACQUISITION ONE CORP.

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

QUADRO ACQUISITION ONE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of Ordinary Shares:

	For the Three Months Ended
	September 30, 2022 (As Restated - See Note 2)		For the Three Months Ended September 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income	$922,764	$250,751	$784,291	$213,122

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	23,000,000	6,250,000	23,000,000	6,250,000

Basic and diluted net income per ordinary share	$0.04	$0.04	$0.03	$0.03

	For the Nine Months Ended
	September 30, 2022 (As Restated - See Note 2)		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income - basic	$4,956,561	$1,346,892	$95,098	$31,192
Allocation of net income - diluted	$4,956,561	$1,346,892	$94,551	$31,739

Denominator:
Weighted average ordinary shares outstanding, basic	23,000,000	6,250,000	18,619,048	6,107,143
Weighted average ordinary shares outstanding, diluted	23,000,000	6,250,000	18,619,048	6,250,000

Basic net income per ordinary share	$0.22	$0.22	$0.01	$0.01
Diluted net income per ordinary share	$0.22	$0.22	$0.01	$0.01

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 4 - Initial Public Offering

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

Note 5 - Private Placement

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

QUADRO ACQUISITION ONE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Note 6 - Related Party Transactions

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

QUADRO ACQUISITION ONE CORP.

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

On April 13, 2022, the Company issued the Promissory Note to the Prior Sponsor for an aggregate of up to $200,000. On May 25, 2022, the Prior Sponsor amended the Promissory Note agreement and increased the principal amount to $400,000. The Promissory Note bears no interest, may be prepaid at any time and is due and payable within one year from the date of the first drawdown of the amended and restated note, or June 7, 2023. On June 30, 2022, the Prior Sponsor assigned all of its rights and obligations under the Promissory Note to the New Sponsor in connection with the Sponsor Transaction. As of September 30, 2022, the Company has drawn $319,000 under the Promissory Note.

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

QUADRO ACQUISITION ONE CORP.

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

Note 7 - Commitments and Contingencies

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

On August 11, 2022 and September 6, 2022, two of the underwriters in the Company’s initial public offering irrevocably waived their rights to receive an aggregate of approximately $5.2 million of deferred underwriting discounts due under the underwriting agreements consummated in connection with the initial public offering. The Company recognized the portion allocated to Public Shares of approximately $5.0 million as an adjustment to the carrying value of the Class A ordinary shares subject to possible redemption and the remaining balance of approximately $0.2 million as a gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities.

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

QUADRO ACQUISITION ONE CORP.

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

Note 8 - Warrants

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

QUADRO ACQUISITION ONE CORP.

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

QUADRO ACQUISITION ONE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Class A Ordinary Shares Subject to Possible Redemption

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

The Class A Ordinary Shares subject to possible redemption reflected on the accompanying condensed balance sheets are reconciled on the following table:

Gross proceeds received from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(6,823,334)
Offering costs allocated to Class A ordinary shares	(12,685,596)
Plus:
Accretion on Class A ordinary shares to redemption value	19,508,930
Class A ordinary shares subject to possible redemption as of December 31, 2021	230,000,000
Plus:
Waiver of Class A ordinary shares issuance costs	5,077,217
Less:
Accretion on Class A ordinary shares subject to possible redemption	(3,810,378)
Class A ordinary shares subject to possible redemption as of September 30, 2022	$231,266,839

Note 10 - Shareholders’ Equity (Deficit)

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 Class A Ordinary Shares issued and outstanding, all of which were subject to possible redemption and included as temporary equity (see Note 9).

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

QUADRO ACQUISITION ONE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 11 - Fair Value Measurements

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

QUADRO ACQUISITION ONE CORP.

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

Note 12 - Subsequent Events

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

On February 20, 2023, the Company held the 2023 Extraordinary General Meeting at which the shareholders of the Company approved an amendment to the amended and restated memorandum and articles of association to extend the date by which the Company must consummate an initial business combination to April 22, 2023 and to allow the Company’s board, without another shareholder vote, to extend Combination Date on a monthly basis up to seven times for an additional one month each time until November 22, 2023, or a total of up to nine months after the Original Termination Date. In connection with the extension, the Sponsor or its designees contributed to the Company as a loan the initial contribution of $120,000 for the portion of the extension ending on April 22, 2023. The sponsor will also loan the company extension contributions of $60,000 per month for each subsequent calendar month (commencing on April 22, 2023 and on the 22nd day of each subsequent month) until November 22, 2023, or portion thereof, that is needed to complete an initial business combination, which amount will be deposited into the trust account.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Quadro Acquisition One Corp.,” “our,” “us” or “we” refer to Quadro Acquisition One Corp. (formerly known as Kismet Acquisition Two Corp.). The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto under “Item 1. Financial Statements”. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On June 15, 2022, the Prior Sponsor transferred to New Sponsor, 6,250,000 Founder Shares and 4,400,000 Private Placement Warrants to purchase our Class A Ordinary Shares held by the Prior Sponsor. On June 30, 2022, the Prior Sponsor transferred all the membership interests of the New Sponsor to Quadro in the Sponsor Transaction. In connection with the Sponsor Transaction, the Prior Sponsor also assigned to the New Sponsor all of its rights and obligations under the (i) Letter Agreement dated as of February 17, 2021, (ii) Registration Rights Agreement and (iii) Promissory Note. In addition, we and Kismet LLC mutually terminated the Administrative Services Agreement. As a result, we are no longer be obligated to pay a $10,000 monthly fee to Kismet LLC pursuant to the Administrative Services Agreement.

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

On April 13, 2022, we issued the Promissory Note in the amount of up to $200,000 to the Prior Sponsor. On May 25, 2022, we and the Prior Sponsor amended the Promissory Note agreement and increased the principal amount to $400,000. The Promissory Note bears no interest and is due and payable within one year from the date of the first drawdown of the amended and restated note, or June 7, 2023. On June 30, 2022, the Prior Sponsor assigned all of its rights and obligations under the Promissory Note to the New Sponsor in connection with the Sponsor Transaction. As of September 30, 2022, we have drawn $319,000 under the Promissory Note.

Going Concern

We may need to raise additional capital through loans or additional investments from our Sponsor, our officers or directors or their affiliates. Our Sponsor, officers, directors and or their affiliates, may, but are not obligated to, loan our Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with our assessment of going concern considerations in accordance with ASC 205-40, we have determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management continues to seek to complete a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 22, 2023. The unaudited condensed financial statements and the notes thereto under “Item 1. Financial Statements” do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

For the three months ended September 30, 2022, we had net income of approximately $1.2 million, which consisted of a non-operating gain of approximately $166,000 resulting from the change in fair value of derivative assets and liabilities, approximately $155,000 gain from settlement of deferred underwriting commissions allocated to derivative warrant liabilities and approximately $1.0 million of net gain on the investments held in the Trust Account, partially offset by approximately $163,000 general and administrative expenses.

For the three months ended September 30, 2021, we had net income of approximately $997,000, which consisted of approximately $1.8 million in change in the fair value of warrant liabilities and approximately $8,000 of net gain on the investments held in Trust Account, partially offset by approximately $820,000 general and administrative expenses.

For the nine months ended September 30, 2022, we had net income of approximately $6.3 million, which consisted of a non-operating gain of approximately $5.3 million resulting from the change in fair value of derivative assets and liabilities, approximately $155,000 gain from settlement of deferred underwriting commissions allocated to derivative warrant liabilities and approximately $1.3 million of net gain on the investments held in the Trust Account, partially offset by approximately $463,000 general and administrative expenses.

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

On August 11, 2022 and September 6, 2022, two of the underwriters in our initial public offering irrevocably waived their rights to receive an aggregate of approximately $5.2 million of deferred underwriting discounts due under the underwriting agreements consummated in connection with the initial public offering. We recognized the portion allocated to Public Shares of approximately $5.0 million as an adjustment to the carrying value of the Class A ordinary shares subject to possible redemption and the remaining balance of approximately $0.2 million as a gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities.

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

Derivative Assets and Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Subtopic 815-15, “Derivatives and Hedging - Embedded Derivatives”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We account for our warrants issued in connection with our Initial Public Offering and the Private Placement and Forward Purchase Units as derivative assets/liabilities in accordance with FASB ASC Subtopic 815-40 “Derivatives and Hedging - Contracts in Equity’s Own Equity”. Accordingly, we recognize the warrant and Forward Purchase Units as assets/liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The fair value of warrants issued in connection with the Initial Public Offering was initially measured using Monte-Carlo simulation and subsequently been measured on the market price of such warrants when separately listed and traded at each measurement date. The fair value of warrants issued in connection with the Private Placement was initially measured using Black-Scholes Option Pricing Model and subsequently using the market value of the Public Warrants. The fair value of the Forward Purchase Units has been measured using John C. Hull’s Options, Futures, and Other Derivatives model at each measurement date.

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

As of September 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have instructed the trustee, on February 10, 2023, to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account at Morgan Stanley until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we will receive minimal interest on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we have instructed the trustee, on February 10, 2023, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at Morgan Stanley until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we will receive minimal interest on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, our decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at Morgan Stanley would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

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

Dated: April 18, 2023	QUADRO ACQUISITION ONE CORP.

	By:	/s/ Dimitri Elkin
	Name:	Dimitri Elkin
	Title:	Chief Executive Officer