Form 10-K
period 2022-12-31
Quadro Acquisition One Corp.
filed 2023-04-18
CIK 1825962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-40077

QUADRO ACQUISITION ONE CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2685 Nottingham Avenue Los Angeles, CA	90027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 1 (917) 361-1177

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Class A Ordinary Shares, $0.001 par value per share	QDRO	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	QDROW	The Nasdaq Stock Market LLC
Units, each consisting of one Class A Ordinary Share and one-third of one redeemable Warrant	QDROU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

The aggregate market value of the outstanding shares of the registrant’s Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A shares on June 30, 2022, as reported on the Nasdaq Capital Market was $224,940,000.

As of April 17, 2023 there were 8,798,153 Class A ordinary shares, par value $0.001 per share, and no Class B ordinary shares, par value $0.001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2023 Extraordinary General Meeting” are to the extraordinary general meeting of the company (as defined below) held on February 20, 2023 for the purposes of approving the Extension Amendment (as defined below) and the company’s name change from Kismet Acquisition Two Corp. to Quadro Acquisition One Corp.;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated February 17, 2021, between the company and Kismet LLC (as defined below);

●	“amended and restated memorandum and articles of association” are to our second amended and restated memorandum and articles of association;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“board of directors,” “board” or “directors” are to the board of directors of our company;

●	“business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A ordinary shares” are to the Class A ordinary shares of our company, par value $0.001 per share;

●	“Class B ordinary shares” are to the Class B ordinary shares of our company, par value $0.001 per share;

●	“Companies Act” are to the Companies Act (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“company,” “our company,” “we” or “us” are to Quadro Acquisition One Corp. (formerly Kismet Acquisition Two Corp.), a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Extension” are to extension of the date by which the company has to consummate an initial business combination from February 22, 2023 to November 22, 2023 (or such earlier date as determined by our board), as approved by our shareholders at the 2023 Extraordinary General Meeting;

●	“Extension Amendment” are to the amendment of our amended and restated memorandum and articles of association approved by our shareholders at the 2023 Extraordinary General Meeting to give our board the right to extend the Termination Date (as defined below) from February 22, 2023 to April 22, 2023 and to allow our board, without another shareholder vote, to elect to extend the Termination Date on a monthly basis up to seven (7) times for an additional one (1) month each time, until November 22, 2023, or for a total of up to nine (9) months after the Original Termination Date (as defined below) (or such earlier date as determined by our board);

●	“Extension Contributions” are to the Initial Extension Contribution (as defined below) together with the additional amounts to be loaned from our sponsor (as defined below) to the company in connection with the Extension in the amount of $60,000 per month, or portion thereof, that is needed by the company to complete an initial business combination until November 22, 2023;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“First Note” are to the promissory note in the principal amount of up to $250,000 that was issued by the company to our prior sponsor on September 23, 2020 and amended on January 22, 2021;

●	“forward purchase agreement” are to an agreement providing for the sale of forward purchase units (as defined below) to our prior sponsor in a private placement to occur concurrently with the closing of our initial business combination;

●	“forward purchase securities” are to the forward purchase units, the forward purchase shares (as defined below) and the forward purchase warrants (as defined below);

●	“forward purchase shares” are to Class A ordinary shares underlying the forward purchase units and the forward purchase warrants;

●	“forward purchase units” are to the units to be sold pursuant to the forward purchase agreement, with each unit consisting of one Class A ordinary share and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share;

●	“forward purchase warrants” are to warrants to purchase Class A ordinary shares underlying the forward purchase units;

●	“founder shares” are to the Class B ordinary shares initially issued to our prior sponsor prior to our initial public offering and transferred to our sponsor in the Sponsor Transaction (as defined below) and the Class A ordinary shares that were issued upon the conversion of such Class B ordinary shares on a one-for-one basis at the election of our sponsor on January 31, 2023 (for the avoidance of doubt, such Class A ordinary shares are not “public shares” (as defined below));

●	“Founder Conversion” are to the conversion of the 6,250,000 Class B ordinary shares initially issued to our prior sponsor and transferred to our sponsor in the Sponsor Transaction into Class A ordinary shares on a one-for-one basis at the election of our sponsor on January 31, 2023;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Extension Contribution” are to our sponsor’s initial loan to the company in the amount of $120,000 in connection with the Extension;

●	“initial public offering” are to the initial public offering that was consummated by our company on February 22, 2021;

●	“initial shareholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Kismet LLC” are to Kismet Capital Group LLC, an affiliate of our prior sponsor;

●	“management” or our “management team” are to our executive officers and directors;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“Original Termination Date” are to February 22, 2023, the original date by which the company had to consummate an initial business combination prior to the Extension Amendment;

●	“prior sponsor” are to Kismet Sponsor Limited, a British Virgin Islands company;

●	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;

●	“private placement warrants” are to the warrants issued to our prior sponsor in the private placement and transferred to our sponsor in the Sponsor Transaction;

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“public shares” are to the Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

●	“Quadro IH” are to Quadro IH DMCC, a company registered in Dubai Multi Commodities Centre in the United Arab Emirates;

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on January 26, 2021, as amended, and declared effective on February 17,2021 (File No. 333-252419);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Note” are to the promissory note in the principal amount of up to $400,000 that was originally issued by our company to our prior sponsor on April 13, 2022, amended and restated on May 25, 2022, and assigned by our prior sponsor to our sponsor on June 30, 2022;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“sponsor” are to Quadro Sponsor LLC, a Delaware limited liability company;

●	“Sponsor Transaction” are to (i) the transfer of the founder shares and private placement warrants from our prior sponsor to our sponsor on June 15, 2022 and (ii) the transfer of all the membership interests of our sponsor from our prior sponsor to Quadro IH on June 30, 2022;

●	“Termination Date” are to the date by which the company must consummate an initial business combination under the amended and restated memorandum and articles of association;

●	“trust account” are to the U.S.-based trust account in which an amount of $230.0 million from the net proceeds of the sale of the units in the initial public offering and the private placement warrants was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“working capital loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial shareholders or an affiliate of the initial shareholders or certain of the company’s directors and officers may, but are not obligated to, loan the company.

v

PART I

Item 1. Business.

General

We are a blank check company incorporated as a Cayman Islands exempted company on September 15, 2020. We were incorporated for the purpose of engaging in an initial business combination with one or more businesses or entities.

Initial Public Offering

On February 22, 2021 we consummated our initial public offering of 23,000,000 units, including 3,000,000 additional units to cover the underwriters’ over-allotment option. Each unit consists of one ordinary share and one-third of one redeemable warrant of the company, with each warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the company of $230.0 million, and incurring offering costs of approximately $13.1 million, of which approximately $8.1 million was for deferred underwriting commissions.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 4,400,000 warrants to our prior sponsor at a purchase price of $1.50 per private placement warrant, generating gross proceeds of $6.6 million, and incurring offering costs of approximately $7,000.

A total of $230.0 million, consisting of the net proceeds of the initial public offering and a portion of the proceeds of the private placement, was placed in the trust account maintained by Continental, acting as trustee.

We originally had up to 24 months from the closing of our initial public offering, or until February 22, 2023, to consummate an initial business combination. However, on February 20, 2023, we held the 2023 Extraordinary General Meeting at which our shareholders approved an amendment to our amended and restated memorandum and articles of association to extend the date by which we must consummate an initial business combination to April 22, 2023 and to allow our board, without another shareholder vote, to extend the Termination Date on a monthly basis up to seven times for an additional one month each time until November 22, 2023, or a total of up to nine months after the Original Termination Date.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Dimitri Elkin, our Chief Executive Officer. We must complete our initial business combination by April 22, 2023, 26 months from the closing of our initial public offering (or November 22, 2023, 33 months from the closing of our initial public offering, if we fully extend the time by which we must complete an initial business combination as described elsewhere in this Report). If our initial business combination is not consummated by the Termination Date, then our existence will terminate, and we will distribute all amounts in the trust account.

Sponsor Transaction and Name Change

On June 15, 2022, our prior sponsor transferred the 6,250,000 founder shares and 4,400,000 private placement warrants it held to our sponsor, a wholly owned subsidiary of our prior sponsor. On June 30, 2022, our prior sponsor transferred all the membership interests of our sponsor to Quadro IH. In connection with the Sponsor Transaction, our board appointed Dimitri Elkin to serve as the company’s Chief Executive Officer and principal financial and accounting officer.

At the 2023 Extraordinary General Meeting, our shareholders also approved our company’s name change from Kismet Acquisition Two Corp. to Quadro Acquisition One Corp. to better reflect the Sponsor Transaction.

Business Strategy

We seek to capitalize on the substantial deal sourcing, investing and operating expertise of our Chief Executive Officer, Dimitri Elkin, and our sponsor. While we may pursue an acquisition opportunity in any industry or sector and in any region, we have initially focused on industries that complement our management team’s background and network so we can capitalize on their ability to identify, acquire and operate a business. We, therefore, have focused on companies in the internet and technology sectors. Due to the current unstable situation, we have not searched for a business combination in Russia or Belarus, and instead are focusing on the wider area of Europe, the Middle East and Africa (“EMEA”), especially the Middle East and Africa. We may, however, decide to enter into an initial business combination with a target business that meets some but not all of these criteria and guidelines.

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

Acquisition Criteria

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that meets some but not all of these criteria and guidelines.

We seek to acquire companies that we believe:

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

Our Acquisition Process

In evaluating a prospective target business, we conduct a thorough due diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that is made available to us. We also utilize our operational and capital planning experience.

Given our experience, we have the capacity to appropriately source opportunities and conduct a substantial portion of due diligence ourselves, relying less on third parties than many other similar companies.

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

Our Management Team

For a description of our management team, See “Item 10. Directors, Executive Officers and Corporate Governance” of this Report.

Members of our management team are not obligated to devote any specific number of hours to our matters, but they have devoted and will continue to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management devote in any time period varies based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Sourcing of Potential Business Combination Targets

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

We believe that the network of contacts and relationships of our management team provides us important sources of acquisition opportunities.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our executive officers becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the end of that year’s second quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period.

Financial Position

With funds available in the trust account for an initial business combination in the amount of approximately $26.3 million as of April 17, 2023, assuming no further redemptions and prior to taking into account payment of $2,817,500 of remaining deferred underwriting fees, and before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in any operations, and we will not engage in any operations until the consummation of our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants and the forward purchase securities, our share capital, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

There is no current basis for investors in our initial public offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. Other than the forward purchase agreement, at this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

We originally had up to 24 months from the closing of our initial public offering, or until February 22, 2023, to consummate an initial business combination. However, on February 20, 2023, we held the 2023 Extraordinary General Meeting at which our shareholders approved an amendment to our amended and restated memorandum and articles of association to extend the date by which we must consummate an initial business combination to April 22, 2023 and to allow our board, without another shareholder vote, to extend the Termination Date on a monthly basis up to seven times for an additional one month each time until November 22, 2023, or a total of up to nine months after the Original Termination Date.

In connection with the Extension, our sponsor or its designees contributed to us as a loan the Initial Extension Contribution of $120,000 for the portion of the Extension ending on April 22, 2023. Our sponsor will also loan us Extension Contributions of $60,000 per month for each subsequent calendar month (commencing on April 22, 2023 and on the 22nd day of each subsequent month) until November 22, 2023, or portion thereof, that is needed to complete an initial business combination, which amount will be deposited into the trust account.

Each additional monthly Extension Contribution will be deposited in the trust account on or before the 22nd day of such calendar month. Accordingly, if we need until November 22, 2023, which is the full amount of time permitted by the Extension Amendment, to complete an initial business combination, the redemption amount per share at the meeting for such business combination or our subsequent liquidation will be approximately $10.34 per share (plus any applicable interest accrued). The amount of each Extension Contribution will not bear interest and will be repayable by the company to our sponsor or its designees upon consummation of an initial business combination. We will have the sole discretion whether to continue extending for additional calendar months until November 22, 2023. If we opt not to utilize any remaining portion of the extension, then we will liquidate and dissolve promptly in accordance with our amended and restated memorandum and articles of association.

Sources of Target Businesses and Potential Finder’s Fees

Target business candidates have been and we expect they will continue to be brought to our attention from various unaffiliated sources as a result of our management’s experience, execution history and ability to deploy capital. These sources include, but are not limited to, investment bankers, private investment funds and other members of our network of business relationships. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus for our initial public offering or this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable, if any, on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow and/or book value, discounted cash flow valuation or value of comparable businesses. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete our initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target business sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the outstanding equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors in this offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we have conducted and will continue to conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that is made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons. Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of ordinary shares then outstanding;

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, advisors or any of their affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or any of their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, and/or any of their affiliates will purchase shares only if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or any of their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be made only to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or any of their affiliates will not make purchases of Class A ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then outstanding public shares, subject to the limitations described herein.

As of April 17, 2023, the amount in the trust account was approximately $10.14 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. Our sponsor, officers and directors have entered into respective letter agreements with us, pursuant to which our sponsor has agreed to waive its redemption rights with respect to its founder shares, and our sponsor, officer and directors have agreed to waive their redemption rights with respect to any public shares they may acquire during or after this offering, in connection with the completion of our initial business combination. Our directors will also agree to waive their redemption rights in connection with the completion of our initial business combination with respect to any founder shares transferred to them by the sponsor.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure an initial business combination transaction with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination. We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirements or we choose to seek shareholder approval for business or other legal reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, our sponsor has agreed to vote its founder shares and any public shares purchased during or after this offering in favor of our initial business combination. In addition, our officers and directors have agreed to vote any public shares owned by them in favor of such proposed business combination. Our directors will also agree to vote any founder shares transferred to them by the sponsor in favor of such proposed business combination. For purposes of seeking approval of the majority of our outstanding ordinary shares, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into respective letter agreements with us, pursuant to which our sponsor has agreed to waive its redemption rights with respect to its founder shares, and our sponsor, officers and directors have agreed to waive their redemption rights with respect to any public shares they may acquire during or after this offering, in connection with the completion of our initial business combination. Our directors will also agree to waive their redemption rights in connection with the completion of our initial business combination with respect to any founder shares transferred to them by the sponsor.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all public shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in this offering (the “Excess Shares”), without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 20% of the shares sold in this offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 20% of the shares sold in this offering without our consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete our initial business combination with a different target until the Termination Date.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our sponsor, officers and directors have agreed that we will have until the Termination Date to complete our initial business combination. If we are unable to complete our initial business combination within such 26-month period (or 33-month period if we fully extend the time by which we must complete an initial business combination as described elsewhere in this Report), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for the payment of taxes, if any (and less up to $100,000 in interest reserved for expenses in connection with our dissolution), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our founder shares or warrants, which will expire worthless if we fail to consummate our initial business combination within the above time period. The redemption of public shares from the trust account shall be done automatically by function of our amended and restated memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Cayman Islands law.

Pursuant to a letter agreement with us, our sponsor has waived its rights, and our directors will also waive their rights, to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by the Termination Date. However, if our sponsor acquires public shares, it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by the Termination Date.

Our sponsor, executive officers and directors have agreed, each pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (and less up to $100,000 in interest reserved for expenses in connection with our dissolution), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

It is possible that the per share value of the residual assets remaining available for distribution in the trust account will be only $10.00 per share initially held in the trust account. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00 per share.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business (except our independent registered public accounting firm) execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced and our sponsor asserts that it is unable to satisfy its obligations or that it has no such indemnification obligations related to a particular claim, our disinterested directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our disinterested directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our disinterested directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by such directors to be too high relative to the amount recoverable or if the disinterested directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we have access to up to approximately $1,000 of proceeds held outside the trust account with which to pay any such potential claims plus interest released to us (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete an initial business combination by the Termination Date, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by the Termination Date or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their public shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination by the Termination Date, with respect to such public ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have one executive officer. Members of our management team are not obligated to devote any specific number of hours to our matters, but they have devoted and will continue to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period varies based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

We have registered our Class A ordinary shares under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accountants.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial business combination;

●	since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination by the Termination Date, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the company at an earlier time than we might otherwise choose;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the company;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have instructed the trustee, on February 10, 2023, to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account at Morgan Stanley until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we will receive less interest on the funds held in the trust account, which will likely reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Two of our underwriters have waived their rights to receive the deferred underwriting commissions, but one underwriter is still entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause that underwriter to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

●	there is substantial doubt about our ability to continue as a “going concern”; and

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

We have received a deficiency notice from Nasdaq notifying us that, as a result of failing to maintain a minimum of 300 public holders of our ordinary shares, we are no longer in compliance with the Nasdaq listing rules. If we cannot regain compliance, our securities will be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

On February 28, 2023, we received a deficiency notice from Nasdaq notifying us that, as a result of failing to maintain a minimum of 300 public holders of our ordinary shares, we are no longer in compliance with the Nasdaq listing rules. On April 14, 2023, we submitted a plan to regain compliance. If the plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the notice to evidence compliance. We expect to regain compliance with Nasdaq listing rules prior to the expiration of the cure period provided by Nasdaq. However, if we do not regain compliance, our securities will be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares is a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage;

●	a decreased ability to issue additional securities or obtain additional financing in the future; and

●	being subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021, June 30, 2021, September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on June 25, 2021, August 13, 2021, November 22, 2021, May 9, 2022, August 15, 2022, and November 14, 2022, respectively, and (iv) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on January 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 2685 Nottingham Avenue Los Angeles, CA 90027, and our telephone number is 1 (917) 361-1177. The cost for our use of this space was included in the $10,000 per month fee we were obligated to pay to Kismet LLC, an affiliate of our prior sponsor, for office space, utilities, secretarial support and administrative services under the Administration Services Agreement. Such fees for the years ended December 31, 2022 and 2021 were waived by our prior sponsor’s affiliate. On June 30, 2022, in connection with the Sponsor Transaction, the company and Kismet LLC mutually terminated the Administrative Services Agreement. As a result, we are no longer obligated to pay a $10,000 monthly fee pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares and public warrants are each traded on Nasdaq under the symbols QRDOU, QRDO and QRDOW, respectively. Our units commenced public trading on February 18, 2021, and our public shares and public warrants commenced separate public trading on April 12, 2021.

(b)	Holders

On April 17, 2023, there was one holder of record of our units, two holders of record of our Class A ordinary shares, and two holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our shares of ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time, and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

On January 31, 2023, we issued an aggregate of 6,250,000 Class A ordinary shares to the sponsor, upon the conversion of an equal number of Class B ordinary shares held by the sponsor in the Founder Conversion. The 6,250,000 Class A ordinary shares issued in connection with the Founder Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the initial public offering. Following the Founder Conversion and the redemptions in connection with the Extension, there were 8,798,153 Class A ordinary shares issued and outstanding and no Class B Ordinary Shares issued and outstanding. As a result of the Founder Conversion and the redemptions in connection with the Extension, the sponsor held 71.0% of the outstanding Class A ordinary shares.

(f)	Use of Proceeds from our Initial Public Offering

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as filed with the SEC on June 25, 2021. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the Registration Statement. Our specific investments in our trust account may change from time to time.

On February 10, 2023, we instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on September 15, 2020. We were incorporated for the purpose of engaging in an initial business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is Quadro Sponsor LLC, a Delaware limited liability company. The registration statement for our initial public offering was declared effective on February 17, 2021. On February 22, 2021, we consummated our initial public offering of 23,000,000 units, including 3,000,000 additional units to cover the underwriters’ over-allotment option, at $10.00 per unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.1 million, of which approximately $8.1 million was for deferred underwriting commissions.

Simultaneously with the closing of our initial public offering, we consummated the private placement of 4,400,000 warrants, at a price of $1.50 per private placement warrant, to our prior sponsor, generating gross proceeds of $6.6 million, and incurring offering costs of approximately $7,000.

Upon the closing of the initial public offering and the private placement, $230.0 million ($10.00 per unit) of the net proceeds of the initial public offering and a portion of the proceeds of the private placement were placed in a trust account, with Continental acting as trustee, and invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

On February 10, 2023, we instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds.

Our management has broad discretion with respect to the specific application of the net proceeds of our initial public offering and the private placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable, if any, on the income accrued on the trust account) at the time we sign a definitive agreement in connection with the initial business combination. However, we will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete a business combination by the Termination Date, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes that were paid by us or are payable by us, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

On January 31, 2023, we issued an aggregate of 6,250,000 Class A ordinary shares to the sponsor, upon the conversion of an equal number of Class B ordinary shares held by the sponsor in the Founder Conversion. The 6,250,000 Class A ordinary shares issued in connection with the Founder Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the initial public offering.

On February 20, 2023, we held the 2023 Extraordinary General Meeting at which our shareholders approved an amendment to our amended and restated memorandum and articles of association to extend the date by which we must consummate an initial business combination to April 22, 2023, and to allow our board, without another shareholder vote, to extend the Termination Date on a monthly basis up to seven times for an additional one month each time until November 22, 2023, or a total of up to nine months after the Original Termination Date (the “Extension”). In connection with the vote to approve the Extension Amendment, the holders of 20,451,847 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $208,524,538.33, in connection with the Extension Amendment.

In connection with the Extension, our sponsor or its designees contributed to us as a loan the initial contribution of $120,000 (the “Initial Extension Loan”) in February 2023 for the portion of the Extension ending on April 22, 2023. Our sponsor will also loan us extension contributions of $60,000 per month for each subsequent calendar month (commencing on April 22, 2023 and on the 22nd day of each subsequent month) until November 22, 2023, or portion thereof, that is needed to complete an initial business combination, which amount will be deposited into the trust account (together with the Initial Extension Loan, the “Extension Loans”). The amount of the Extension Loans will not bear interest and will be repayable by us to the sponsor or its designees upon consummation of an initial business combination. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Extension Loans, but no proceeds held in the trust account would be used to repay the Extension Loans.

Following the Founder Conversion and the redemptions in connection with the Extension, there were 8,798,153 Class A ordinary shares issued and outstanding and no Class B Ordinary Shares issued and outstanding.

At the 2023 Extraordinary General Meeting, our shareholders also approved our company’s name change from Kismet Acquisition Two Corp. to Quadro Acquisition One Corp. to better reflect the Sponsor Transaction.

On March 27, 2023, our board of directors elected Konstantin Tourevski as a director and as a member of the audit committee to fill the vacancy caused by the resignation of Verdi Israelyan.

Liquidity and Capital Resources

As of December 31, 2022, we had approximately $1,000 in our operating bank account and working capital deficit of approximately $421,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from the prior sponsor to cover certain expenses in exchange for the issuance of the founder shares, a loan of approximately $111,000 from the prior sponsor pursuant to the First Note originally issued on September 23, 2020 and amended on January 22, 2021, and a portion of the proceeds from the consummation of the private placement not held in the trust account. We repaid the First Note in full on February 24, 2021. Subsequent to the repayment, the facility was no longer available to us. In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans in order to finance transaction costs in connection with a business combination. As of December 31, 2022 and 2021, there were no amounts outstanding under any working capital loans.

On April 13, 2022, we issued the Second Note, a promissory note in the amount of up to $200,000 to the prior sponsor. On May 25, 2022, we and the prior sponsor amended and restated the Second Note and increased the principal amount to $400,000. The promissory note bears no interest and is due and payable within one year from the date of the first drawdown of the amended and restated note, or June 7, 2023. On June 30, 2022, the prior sponsor assigned all of its rights and obligations under the promissory note to our sponsor in connection with the Sponsor Transaction. As of December 31, 2022, we have drawn approximately $319,000 under the Second Note. Subsequent to December 31, 2022, our sponsor loaned us additional approximately $79,000 under the Second Note, for a total outstanding balance of approximately $360,000.

We may need to raise additional capital through loans or additional investments from our sponsor, our officers or directors or their affiliates. Our sponsor, officers, directors and or their affiliates, may, but are not obligated to, loan our company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with our assessment of going concern considerations in accordance with ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” we have determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management continues to seek to complete a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate by April 22, 2023.

Contractual Obligations

Administrative Services Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, except that, commencing on February 17, 2021, through the earlier of consummation of the initial business combination and the liquidation, we agreed to pay Kismet LLC, an affiliate of our prior sponsor, $10,000 per month for office space, utilities, secretarial support and administrative services. Such fees for the years ended December 31, 2022 and 2021, were waived by Kismet LLC.

Results of Operations

Our entire activity since inception up to December 31, 2022, was in preparation for our formation and our initial public offering, and since the completion of our initial public offering, the search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial business combination at the earliest.

For the year ended December 31, 2022, we had a net income of approximately $8.7 million, which consisted of a non-operating gain of approximately $5.9 million resulting from the change in the fair value of derivative assets and liabilities, approximately $155,000 gain from settlement of deferred underwiring commissions allocated to derivative warrant liabilities and approximately $3.3 million of income from investments held in trust account, partially offset by approximately $614,000 general and administrative expenses.

For the year ended December 31, 2021, we had a net income of approximately $3.1 million, which consisted of a non-operating gain of approximately $4.9 million resulting from the change in the fair value of derivative assets and liabilities and approximately $39,000 of income from investments held in trust account, partially offset by approximately $1.4 million general and administrative expenses and approximately $395,000 in offering costs associated with issuance of warrants.

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

Pursuant to the forward purchase agreement (described below), we agreed to use our commercially reasonable efforts (i) to file within 30 days after the closing of the initial business combination a registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and underlying Class A ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than sixty (60) days after the initial filing, and (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which our sponsor or its assignees cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act. In addition, the forward purchase agreement provides for “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by us.

Forward Purchase Agreement

In connection with the consummation of our initial public offering, we entered into a forward purchase agreement with our prior sponsor, which provides for the purchase of $20.0 million of forward purchase units, which at the option of our prior sponsor can be increased to $50.0 million, with each forward purchase unit consisting of one Class A ordinary share and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share, for a purchase price of $10.00 per forward purchase unit, in a private placement to occur concurrently with the closing of the initial business combination. The purchase under the forward purchase agreement is required to be made regardless of whether any Class A ordinary shares are redeemed by the public shareholders. The forward purchase securities will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial business combination, expenses in connection with the initial business combination or for working capital in the post-transaction company. We do not intend to implement the forward purchase agreement, and on April 17, 2023, we sent a notice of mutual termination of the forward purchase agreement to the prior sponsor.

Underwriting Agreement

We granted the underwriters a 45-day option from February 17, 2021, to purchase up to 3,000,000 additional units at our initial public offering price less the underwriting discounts and commissions. On February 22, 2021, the underwriters fully exercised their over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $4.6 million in the aggregate, paid upon the closing of our initial public offering. In addition, $0.35 per unit, or approximately $8.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

On August 11, 2022 and September 6, 2022, two of the underwriters in the initial public offering irrevocably waived their rights to receive an aggregate of approximately $5.2 million of deferred underwriting discounts due under the underwriting agreements consummated in connection with the initial public offering. We recognized the portion allocated to Public Shares of approximately $5.0 million as an adjustment to the carrying value of the Class A ordinary shares subject to possible redemption and the remaining balance of approximately $0.2 million as a gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities.

Critical Accounting Policies

Derivative Assets and Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815-15, “Derivatives and Hedging”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We account for our public warrants, private placement warrants and forward purchase units as derivative assets/liabilities in accordance with ASC 815-40, “Derivatives and Hedging”. Accordingly, we recognize the warrants and forward purchase units as assets/liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value of derivative assets and liabilities is recognized in our statements of operations. The fair value of our public warrants was initially measured using Monte-Carlo simulation and subsequently been measured on the market price of such warrants when separately listed and traded at each measurement date. The fair value of the private placement warrants was initially measured using Black-Scholes Option Pricing Model and subsequently using the market value of the public warrants. The fair value of the forward purchase units has been measured using the John C Hull’s Options, Futures and Other Derivatives model at each measurement date.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the company’s balance sheets.

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

Net Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with our initial public offering and the private placement to purchase an aggregate of 12,066,667 Class A ordinary shares because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Share-based Compensation

We comply with the accounting and disclosure requirement of ASC Topic 718, “Compensation - Stock Compensation.” We record share-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We recognize the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation will be recognized in general and administrative expense in the statements of operations. We issued option awards that contain both a performance condition and service condition. The option awards vest upon the consummation of the initial business combination and will expire in five years after the date on which they first become exercisable. We have determined that the consummation of an initial business combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the period from inception to December 31, 2022.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-23 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and principal financial and accounting officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to because of a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Specifically, our management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2022.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes to our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Dimitri Elkin	54	Chief Executive Officer
Clifford Tompsett	66	Director
Leonid Zilber	45	Director
Konstantin Tourevski	47	Director

The experience of our directors and executive officers is as follows:

Dimitri Elkin has served as our Chief Executive Officer since June 2022. Mr. Elkin has been serving as Chief Executive Officer and a director of Twelve Seas Investment Company II since July 2020. From December 2017 until December 2019, he also served as Chief Executive Officer of Twelve Seas Investment Company. Since April 2013, Mr. Elkin has been a Founding Partner of Twelve Seas Limited. From 2007 to April 2013, Mr. Elkin served as General Partner of UFG Private Equity, a private-equity firm. From 2003 to 2006, Mr. Elkin was a Founding Partner at GIC Capital, a U.S. private equity firm. From 1998 to 2003, Mr. Elkin served as an investment executive at Kohlberg Kravis Roberts & Co., heading its activities in the former Soviet Union and Eastern Europe. From 1996 to 1998, Mr. Elkin served as an investment banker at Lehman Brothers. Mr. Elkin previously served as a director of multiple corporate entities. Mr. Elkin graduated from Moscow State University and received an MBA from Harvard Business School.

Clifford Tompsett has served as one of our independent directors since February 2021. Since February 2021, Mr. Tompsett has also served as a director of Kismet Acquisition Three Corp. (Nasdaq: KIII), a blank check company formed for substantially similar purposes as our company. Previously, Mr. Tompsett served in various roles at PriceWaterhouseCoopers LLP (“PwC”) from 1979 to 2017. Mr. Tompsett was a partner at PwC until he retired in June 2017. He was also an audit partner until 2003 when he then specialized in capital markets and transaction work, advising companies on the execution of complex transactions in the London, U.S. and Hong Kong markets. He founded and led PwC’s Global IPO Centre and founded and built PwC’s Equity Advisory business. He has significant experience working with companies preparing for an IPO, including advising on corporate governance, financial reporting, controls and risk management. He also has extensive experience working with SPACs on their initial public offerings and initial acquisitions. From August 2020 to August 2021, Mr. Tompsett served as a director of Kismet Acquisition One Corp. Mr. Tompsett is a Non-Executive Director and Chair of the Audit Committee of Thomas Lloyd Energy Impact Trust plc, a renewable infrastructure fund, and Reed Global Limited, a recruitment business. Until August 2020, he was also the Senior Independent Director and Chair of the Audit and Risk Committee of Cello Health plc. He is a Fellow of the Institute of Chartered Accountants in England and Wales and has an MA in Chemistry from Oxford University. We believe Mr. Tompsett is well-qualified to serve as a member of our board of directors due to his extensive financial experience.

Leonid Zilber has served as one of our independent directors since February 2021. Mr. Zilber is a Founder and Managing Partner of Agnostic Ventures, LP, an early-stage fund founded in 2017. Prior to founding Agnostic Ventures, LP, from 2011 to 2017, Mr. Zilber was a principal and a member of the investment committee of Siguler Guff Technology Fund, a fund of Siguler Guff, LP, a private equity fund with a focus on investments in emerging markets. Mr. Zilber led Siguler Guff LP’s investments in the technology space in Eastern Europe and served as an expert for the firm’s technology investments in Brazil, India and China. He started his venture capital career with Valhalla Partners, LP, an early-stage fund, where he helped several of his portfolio companies in the successful completion of mergers and acquisitions. Mr. Zilber currently serves, or has served, on several boards, including Virgin Hyperloop, a next generation transportation company, Standard Cognition, an AI company, Picsart, an online photo and video editing app, and Maximum Education, a leading online education, among others. Mr. Zilber is a member of the North America Venture Association. He received his B.S. in Computer Science from Rutgers University and his M.S. in Computer Science from University of California. We believe Mr. Zilber is well-qualified to serve as a member of our board of directors due to his extensive investment and management experience.

Konstantin Tourevski has served as one of our independent directors since March 2023. Mr. Tourevski is a managing partner at New Age Alpha, LLC, an asset management firm, where he oversees fixed income and alternative investments. As member of senior management, he is involved in all aspects of the business including fund management, the firm’s proprietary index offerings and its custom direct indexing platform as well as general management and business development activities. Prior to joining New Age Alpha, LLC, Mr. Tourevski spent sixteen years (June 2003 – September 2019) managing investments at Loews Corporation (NYSE: L). After joining their investment team as a research associate, he went on to hold several roles with increased responsibility encompassing research, trading, and portfolio management. Prior to leaving, Mr. Tourevski was responsible for High Yield Bonds and was part of a small team of senior portfolio managers tasked with setting the firm’s overall investment strategy. Before joining Loews Corporation, Mr. Tourevski worked in fixed-income research at JP Morgan Investment Management from June 1999 to August 2001, where he focused on issuers in technology, telecom, media, gaming, and leisure industries. His other business interests include ownership in a private holding company operating several childcare staffing franchises and a real estate management and development business with focus on vacation rental properties. Mr. Tourevski is a CFA charterholder and holds a B.A. in Economics from New York University, summa cum laude, and an MBA with honors from Columbia Business School. We believe Mr. Tourevski is well-qualified to serve as a member of the Board because of his extensive investment and management experience.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Tompsett, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Mr. Tourevski, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Mr. Zilber, will expire at the third annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee, each of which is composed solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below.

Audit Committee

The members of our audit committee are Messrs. Tourevski, Tompsett and Zilber. Mr. Tompsett serves as chairman of the audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Tompsett qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Messrs. Tompsett and Zilber. Mr. Zilber will serve as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibilities of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Messrs. Tourevski, Tompsett and Zilber. In accordance with Rule 5605(e)(1)(A) of the Nasdaq Rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Code of Ethics and Committee Charters

We have adopted a code of ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. We have filed a copy of our code of ethics, our audit committee charter and our compensation committee charter as exhibits to our Registration Statement. You may also review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2022, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except Tavrin Ivan, the company’s former Chief Executive Officer, failed to timely file one Form 4.

Item 11. Executive Compensation.

None of our executive officers has received any cash (or non-cash) compensation for services rendered to us. Pursuant to the Administration Services Agreement, commencing on February 17, 2021, we agreed to pay Kismet LLC, an affiliate of our prior sponsor, a total of up to $10,000 per month for office space, utilities, secretarial support and administrative services. Such fees for the years ended December 31, 2022 and 2021 were waived by Kismet LLC. On June 30, 2022, in connection with the Sponsor Transaction, the company and Kismet LLC mutually terminated the Administrative Services Agreement. As a result, we are no longer obligated to pay a $10,000 monthly fee pursuant to the Administrative Services Agreement.

Commencing on February 17, 2021, , we paid our initial directors a fee of $40,000 each. On May 25, 2022, Mr. Verdi Israelyan, a former director, waived his right to receive a payment of $40,000. We also granted two of our independent directors, Messrs. Tompsett and Zilber, an option each to purchase 40,000 ordinary shares at an exercise price of $10.00 per share, which will vest upon the consummation of our initial business combination and will expire five years after the date on which it first became exercisable. All of the options that we granted to our directors provide for vesting in full if such individuals are not retained by us (or any successor entity resulting from our initial business combination) upon the consummation of our initial business combination. Further, following the approval of the Extension, our compensation committee has approved the transfers by our sponsor of (a) 15,000 founder shares to each of Messrs. Zilber and Tourevski and (b) 20,000 founder shares to Mr. Tompsett as additional compensation, which transfers will take place prior to the closing of our initial business combination. Both the founder shares and the options granted to our directors are subject to forfeiture in the event a director ceases to serve on our board prior to the closing of a business combination. In addition, our sponsor, executive officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely of independent directors or by a majority of the independent directors on our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 17, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, the presentation gives effect to the Founder Conversion, in which our sponsor elected to convert on a one-for-one basis 6,250,000 Class B ordinary shares into 6,250,000 Class A ordinary shares, and accordingly, percentage ownership is based on 8,798,153 ordinary shares issued and outstanding as of April 17, 2023, consisting of (i) 8,798,153 Class A ordinary shares and (ii) no Class B ordinary shares. On all matters to be voted upon, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class, expect as otherwise required under applicable law. Our sponsor consummated the Founder Conversion, in part, on the basis that having additional Class A ordinary shares issued and outstanding may assist our company in meeting applicable continued listing requirements of Nasdaq.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
Quadro Sponsor LLC (our sponsor)(2)	6,250,000	71.0%
Dimitri Elkin(2)	6,250,000	71.0%
Clifford Tompsett(3)	—	—
Leonid Zilber(3)	—	—
Konstantin Tourevski	—	—
All directors and officers as a group (3 individuals)(2)	6,250,000	71.0%
Other 5% Shareholders
Glazer Capital, LLC(4)	2,274,961	25.9%
First Trust Capital Management L.P.(5)	2,189,134	24.9%
Nomura Holdings, Inc.(6)	1,299,525	14.8%

1)	Unless otherwise noted, the business address of each of the above entities or individuals is 2685 Nottingham Avenue, Los Angeles, CA 90027.
2)	Interests shown consist solely of founder shares. Our sponsor is the record holder of such securities. On January 31, 2023, our sponsor elected to convert on a one-for-one basis 6,250,000 Class B ordinary shares into 6,250,000 Class A ordinary shares in the Founder Conversion. According to a Schedule 13D/A filed with the SEC on February 24, 2023, Quadro IH and Twelve Seas Management Company LLC (“Twelve Seas”) are the two managing members of our sponsor and may therefore be deemed to be the beneficial owners of the securities held by our sponsor and to have shared voting and dispositive control over such securities. Messrs. Elkin and Pukas each has control over the voting and investment decisions made by Twelve Seas and Quadro IH, respectively, and as such may be deemed to have beneficial ownership over such securities. The business address of our sponsor is 228 Park Avenue S., Suite 89898, New York, NY 10003. The business address of Quadro IH is DMCC Business Centre, 3029, Dubai, UAE. The business address of Twelve Seas is 228 Park Avenue S., Suite 89898, New York, NY 10003. The business address of Mr. Elkin is 2685 Nottingham Avenue, Los Angeles, CA 90027. The business address of Mr. Pukas is DMCC Business Centre, 3029, Dubai, UAE.
3)	Share information excludes an option to purchase 40,000 Class A ordinary shares at an exercise price of $10.00 per share, which will vest upon the consummation of our initial business combination and will expire five years after the date on which it first became exercisable.

4)	According to a Schedule 13G/A filed with the SEC on February 14, 2023 by Glazer Capital, LLC (“Glazer Capital”) and Paul J. Glazer, who serves as the Managing Member of Glazer Capital, each of Glazer Capital and Mr. Glazer share voting and dispositive power over all Class A ordinary shares held by certain funds and managed accounts to which Glazer Capital serves as investment manager and may be deemed the beneficial owners of such securities. The number of public shares held by Glazer Capital and Mr. Glazer is reported as of December 31, 2022, which does not reflect any redemption of shares by either Glazer Capital and Mr. Glazer in connection with the Extension or any other transactions after December 31, 2022. Accordingly, the number of public shares and the percentages set forth in the table may not reflect the current beneficial ownership of Glazer Capital and Mr. Glazer. The business address of each of Glazer Capital and Mr. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.
5)	According to a Schedule 13G jointly filed on February 14, 2023 by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”, together with VARBX, FTCM and FTCS, the “First Trust Parties”), FTCM is an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Services Trust II, specifically the First Trust Multi-Strategy Fund and VARBX, and (ii) Highland Capital Management Institutional Fund II, LLC (collectively, the “Client Accounts”,). As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including the reported Class A ordinary shares) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of the reported Class A ordinary shares held in the Client Accounts. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the reported Class A ordinary shares. No one individual controls FTCS or Sub GP. FTCS and Sub GP do not own any Class A ordinary shares for their own accounts. As of December 31, 2022, VARBX owned 2,134,134 Class A ordinary shares, while FTCM, FTCS and Sub GP collectively owned 2,189,134 Class A ordinary shares. The number of public shares held by the First Trust Parties is reported as of December 31, 2022, which does not reflect any redemption of shares by the First Trust Parties in connection with the Extension or any other transactions after December 31, 2022. Accordingly, the number of public shares and the percentages set forth in the table may not reflect the current beneficial ownership of the First Trust Parties. The business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.
6)	According to a Schedule 13G filed with the SEC on February 14, 2023, Nomura Global Financial Products, Inc. (“NGFP”) beneficially owns 1,299,525 Class A ordinary shares. NGFP is a wholly owned subsidiary of Nomura Holdings, Inc. (“NHI”), which accordingly may be deemed to beneficially own the shares beneficially owned by NGFP. The number of public shares held by NGFP and NHI is reported as of December 31, 2022, which does not reflect any redemption of shares by either NGFP and NHI in connection with the Extension or any other transactions after December 31, 2022. Accordingly, the number of public shares and the percentages set forth in the table may not reflect the current beneficial ownership of NGFP and NHI. The business address of NHI is 13-1, Nihonbashi 1-chome, Chuo-ku, Tokyo 103-8645, Japan. The business address of NGFP is Worldwide Plaza, 309 West 49th Street, New York, NY 10019.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

On September 21, 2020, we issued an aggregate of 4,812,500 Class B ordinary shares to our prior sponsor for a total subscription price of $25,000, or approximately $0.005 per share. Such shares are fully paid, and the cash amount of the subscription price was received on September 23, 2020. On January 25, 2021, we effected a dividend, resulting in our prior sponsor holding an aggregate of 6,250,000 Class B ordinary shares.

Simultaneously with the consummation of our initial public offering, our prior sponsor purchased 4,400,000 private placement warrants at a price of $1.50 per warrant, generating proceeds of $6,600,000. Each private placement warrant is exercisable for one Class A ordinary share at $11.50 per share.

On June 15, 2022, in the Sponsor Transaction, our prior sponsor transferred the 6,250,000 Class B ordinary shares and 4,400,000 private placement warrants to our sponsor. Our sponsor agreed not to transfer, assign or sell any of its founder shares until the earlier to occur of (i) one year after the date of the consummation of the initial business combination, or earlier if, subsequent to the initial business combination, (x) the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination or (y) the company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Our sponsor will be permitted to transfer the private placement warrants held by it to certain permitted transferees, including our officers and directors and other persons or entities affiliated with or related to it, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as our sponsor. Otherwise, these private placement warrants will not, subject to certain limited exceptions, be transferable or saleable until 30 days after the completion of our initial business combination.

On January 31, 2023, our sponsor elected to convert on a one-for-one basis the 6,250,000 Class B ordinary shares into 6,250,000 Class A ordinary shares in the Founder Conversion. The founder shares following the Founder Conversion are subject to the same restrictions as the Class B ordinary shares before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. The founder shares are entitled to registration rights.

On February 17, 2021, we entered into a forward purchase agreement with our prior sponsor, which provides for the purchase of $20,000,000 of units, which at the option of our prior sponsor can be increased to up to $50,000,000, with each unit consisting of one Class A ordinary share and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial business combination. The purchase under the forward purchase agreement is required to be made regardless of whether any Class A ordinary shares are redeemed by our public shareholders. The forward purchase securities will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. We do not intend to implement the forward purchase agreement, and on April 17, 2023, we sent a notice of mutual termination of the forward purchase agreement to the prior sponsor.

None of our executive officers has received any cash (or non-cash) compensation for services rendered to us. Pursuant to the Administration Services Agreement, commencing on February 17, 2021, we agreed to pay Kismet LLC, an affiliate of our prior sponsor, a total of up to $10,000 per month for office space, utilities, secretarial support and administrative services. Such fees for the years ended December 31, 2021 and 2022 were waived by Kismet LLC. On June 30, 2022, in connection with the Sponsor Transaction, the company and Kismet LLC mutually terminated the Administrative Services Agreement. As a result, we are no longer obligated to pay a $10,000 monthly fee pursuant to the Administrative Services Agreement.

On September 23, 2020, we issued the First Note to our prior sponsor. The First Note was amended on January 22, 2021. Pursuant to the First Note, our prior sponsor agreed to loan us up to $250,000 to be used for a portion of the expenses of our initial public offering. The First Note was non-interest bearing, unsecured and was due at the earlier of December 31, 2021 or the closing of our initial public offering. As of February 22, 2021, we had borrowed approximately $111,000 under the First Note. We repaid the First Note in full on February 24, 2021.

On April 13, 2022, we issued the Second Note in the aggregate principal amount of up to $200,000 to our prior sponsor. On May 25, 2022, the Second Note was amended to increase the principal amount to $400,000. The Second Note bears no interest, may be prepaid at any time and is due and payable within one year from the date of the first drawdown of the amended and restated note, or June 7, 2023. On June 30, 2022, our prior sponsor assigned all of its rights and obligations under the Second Note our sponsor in connection with the Sponsor Transaction. As of December 31, 2022, we had drawn approximately $319,000 under the Second Note. Subsequent to December 31, 2022, our sponsor loaned us additional approximately $79,000 under the Second Note, for a total outstanding balance of approximately $360,000.

In connection with the Extension, our sponsor or its designees contributed to the company as a loan the Initial Extension Contribution of $120,000 for the portion of the Extension ending on April 22, 2023. Our sponsor will also loan the company Extension Contributions of $60,000 per month for each subsequent calendar month (commencing on April 22, 2023 and on the 22nd day of each subsequent month) until November 22, 2023, or portion thereof, that is needed to complete an initial business combination, which amount will be deposited into the trust account.

Each additional monthly Extension Contribution will be deposited in the trust account on or before the 22nd day of such calendar month. Accordingly, if we need until November 22, 2023, which is the full amount of time permitted by the Extension Amendment, to complete an initial business combination, the redemption amount per share at the meeting for such business combination or the company’s subsequent liquidation will be approximately $10.48 per share (plus any applicable interest accrued). The amount of each Contribution will not bear interest and will be repayable by the company to our sponsor or its designees upon consummation of an initial business combination. We will have the sole discretion whether to continue extending for additional calendar months until November 22, 2023. If we opt not to utilize any remaining portion of the extension, then we will liquidate and dissolve promptly in accordance with our amended and restated memorandum and articles of association.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us working capital loans as may be required. If we complete our initial business combination, we would repay such working capital loans. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such working capital loans but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including, as to exercise price, exercisability and exercise period. The terms of such working capital loans have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2022 and 2021, there were no amounts outstanding under any working capital loans.

Other than as described above and under “Item 11. Executive Compensation,” no compensation of any kind, including finder’s and consulting fees, has been or will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

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

On February 17, 2021, we entered into a registration rights agreement with respect to the private placement warrants, warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing, which is described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Tourevski, Tompsett and Zilber qualifies as an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $49,561 and $115,360, respectively. The aggregate fees of Withum related to audit services in connection with our initial public offering totaled approximately $15,450. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021 we did not pay Withum any audit-related fees.

Tax Fees

We did not pay Withum for tax services, planning or advice for the years ended December 31, 2022 and 2021.

All Other Fees

We did not pay Withum for any other services for the years ended December 31, 2022 and 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Quadro Acquisition One Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Quadro Acquisition One Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Restatement of Unaudited Interim Financial Statements

As discussed in Note 6 to the financial statements, the Company previously accounted for its deferred underwriting fee waiver as a forgiveness of debt and recorded a gain on its statements of operations. Management has since re-evaluated its accounting treatment for the forgiveness and has determined that the forgiveness should have been treated as a credit to shareholders’ equity (deficit). Accordingly, the September 30, 2022 unaudited interim financial statements have been restated to correct the accounting and related disclosure for the forgiveness of the deferred underwriting fee.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination  by April 22, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

April 17, 2023

PCAOB ID Number 100

QUADRO ACQUISITION ONE CORP.

BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash	$964	$63,676
Prepaid expenses	33,402	315,652
Total current assets	34,366	379,328
Investments held in Trust Account	233,304,515	230,038,512
Derivative assets - forward purchase agreement	-	88,970
Total Assets	$233,338,881	$230,506,810

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$107,269	$39,315
Accounts payable - related party	-	17,321
Accrued expenses	29,718	130,094
Note payable - related party	318,700	-
Total current liabilities	455,687	186,730
Derivative liabilities - warrants	30,167	6,033,334
Deferred underwriting commissions	2,817,500	8,050,000
Total liabilities	3,303,354	14,270,064

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.001 par value; 23,000,000 shares at approximately $10.14 and $10.00 per share redemption value as of December 31, 2022 and 2021, respectively	233,204,515	230,000,000

Shareholders’ Deficit:
Class A ordinary shares, $0.001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2022 and 2021	-	-
Class B ordinary shares, $0.001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding as of December 31, 2022 and 2021	6,250	6,250
Accumulated deficit	(3,175,238)	(13,769,504)
Total shareholders’ deficit	(3,168,988)	(13,763,254)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$233,338,881	$230,506,810

The accompanying notes are an integral part of these financial statements.

QUADRO ACQUISITION ONE CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
Operating expenses
General and administrative expenses	$613,919	$1,388,050
Loss from Operations	(613,919)	(1,388,050)
Change in fair value of derivative assets and liabilities	5,914,197	4,882,970
Offering costs associated with issuance of warrants	-	(395,355)
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities	155,283	-
Income from investments held in Trust Account	3,266,003	38,512
Net income	$8,721,564	$3,138,077

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	19,723,288

Basic and diluted net income per share, Class A ordinary shares	$0.30	$0.12

Weighted average shares outstanding of Class B ordinary shares, basic	6,250,000	6,143,151
Weighted average shares outstanding of Class B ordinary shares, diluted	6,250,000	6,250,000

Basic and diluted net income per share, Class B ordinary shares	$0.30	$0.12

The accompanying notes are an integral part of these financial statements.

QUADRO ACQUISITION ONE CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

 For the Years Ended December 31, 2022 and 2021

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	6,250,000	$6,250	$18,750	$(13,401)	$11,599
Excess cash received over the fair value of the private warrants	-	-	-	-	2,596,000	-	2,596,000
Accretion on Class A ordinary shares subject to possible redemption	-	-	-	-	(2,614,750)	(16,894,180)	(19,508,930)
Net income	-	-	-	-	-	3,138,077	3,138,077
Balance - December 31, 2021	-	$-	6,250,000	$6,250	$-	$(13,769,504)	$(13,763,254)
Adjustment for accretion on Class A ordinary shares subject to possible redemption	-	-	-	-	-	1,872,702	1,872,702
Net income	-	-	-	-	-	8,721,564	8,721,564
Balance - December 31, 2022	-	$-	6,250,000	$6,250	$-	$(3,175,238)	$(3,168,988)

The accompanying notes are an integral part of these financial statements.

QUADRO ACQUISITION ONE CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$8,721,564	$3,138,077
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative assets and liabilities	(5,914,197)	(4,882,970)
Offering costs associated with issuance of warrants	-	395,355
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities	(155,283)	-
Income from investments held in Trust Account	(3,266,003)	(38,512)
Changes in operating assets and liabilities:
Prepaid expenses	282,250	(315,240)
Accounts payable	67,954	39,315
Accounts payable - related party	(17,321)	17,321
Accrued expenses	(30,376)	60,094
Net cash used in operating activities	(311,412)	(1,586,560)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(230,000,000)
Net cash used in investing activities	-	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	318,700	52,143
Repayment of note payable to related party	-	(110,780)
Proceeds received from initial public offering, gross	-	230,000,000
Proceeds received from private placement	-	6,600,000
Offering costs paid	(70,000)	(4,891,127)
Net cash provided by financing activities	248,700	231,650,236

Net change in cash	(62,712)	63,676

Cash - beginning of the year	63,676	-
Cash - end of the year	$964	$63,676

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$70,000
Deferred underwriting commissions	$-	$8,050,000
Extinguishment of deferred underwriting commissions allocated to public shares	$5,077,217	$-

The accompanying notes are an integral part of these financial statements.

QUADRO ACQUISITION ONE CORP.

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

As of December 31, 2022, the Company had not yet commenced operations. All activity for the period from September 15, 2020 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in Trust Account (as defined below) from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).

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

On June 15, 2022, the Prior Sponsor transferred 6,250,000 Class B ordinary shares and 4,400,000 Private Placement Warrants held by the Prior Sponsor to Quadro Sponsor LLC, a Delaware limited liability company and wholly owned subsidiary of the Prior Sponsor (the “New Sponsor” or “Sponsor”). On June 30, 2022, the Prior Sponsor transferred all the membership interests of the New Sponsor to Quadro IH DMCC (“Quadro”), a company registered in Dubai Multi Commodities Centre in the United Arab Emirates (the “Sponsor Transaction”). In connection with the Sponsor Transaction, the Prior Sponsor also assigned to the New Sponsor all of its rights and obligations under the (i) Letter Agreement, dated as of February 17, 2021, (ii) Registration Rights Agreement (as defined in Note 5) and (iii) Promissory Note (as defined below). In addition, the Company and Kismet Capital Group LLC (“Kismet LLC”) mutually terminated the Administrative Services Agreement, dated February 17, 2021 (the “Administrative Services Agreement”). As a result, the Company is no longer obligated to pay a $10,000 monthly fee to Kismet LLC pursuant to the Administrative Services Agreement.

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

QUADRO ACQUISITION ONE CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (see Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which were adopted by the Company upon the consummation of the Initial Public Offering (the “Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holder of the Founder Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholder”) agreed to vote its Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholder agreed to waive its redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

QUADRO ACQUISITION ONE CORP.

NOTES TO FINANCIAL STATEMENTS

The Company had until February 22, 2023 (the “Original Termination Date”) to complete the initial Business Combination. On February 20, 2023, the Company held the 2023 Extraordinary General Meeting at which the shareholders of the Company approved to extend the date by which the Company must consummate an initial Business Combination to April 22, 2023 and to allow the Company’s board, without another shareholder vote, to extend Combination Date on a monthly basis up to seven times for an additional one month each time until November 22, 2023, or a total of up to nine months after the Original Termination Date (the “Extension”).

In connection with the Extension, the Sponsor or its designees contributed to the Company as a loan the initial contribution of $120,000 (the “Initial Extension Loan”) in February 2023 for the portion of the extension ending on April 22, 2023. The Sponsor will also loan the company extension contributions of $60,000 per month for each subsequent calendar month (commencing on April 22, 2023 and on the 22nd day of each subsequent month) until November 22, 2023, or portion thereof, that is needed to complete an initial Business Combination, which amount will be deposited into the Trust Account (together with the Initial Extension Loan, the “Extension Loans”).

If the Company is unable to complete a Business Combination by April 22, 2023 (or November 22, 202,3 if the Company fully extends the time to complete a Business Combination, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all Public Shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to the Company for the payment of taxes, if any (and less up to $100,000 in interest reserved for expenses in connection with the Company’s dissolution), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $1,000 in its operating bank account and working capital deficit of approximately $421,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Prior Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $111,000 from the Prior Sponsor pursuant to the IPO Note (as defined in Note 5), and a portion of the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the IPO Note in full on February 24, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

QUADRO ACQUISITION ONE CORP.

NOTES TO FINANCIAL STATEMENTS

On April 13, 2022, the Company issued an unsecured promissory note in the amount of up to $200,000 to the Prior Sponsor (the “Promissory Note”). On May 25, 2022, the Company and the Prior Sponsor amended the Promissory Note agreement and increased the principal amount to $400,000. The Promissory Note bears no interest and is due and payable within one year from the date of the first drawdown of the amended and restated note, or June 7, 2023. On June 30, 2022, the Prior Sponsor assigned all of its rights and obligations under the Promissory Note to the New Sponsor in connection with the Sponsor Transaction. As of December 31, 2022, the Company has drawn approximately $319,000 under the Promissory Note. Subsequent to December 31, 2022, the New Sponsor loaned us additional approximately $79,000 under the Promissory Note, for a total outstanding balance of approximately $360,000.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, its officers or directors or their affiliates. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management continues to seek to complete a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 22, 2023. The accompanying financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

QUADRO ACQUISITION ONE CORP.

NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, regularly exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets.

QUADRO ACQUISITION ONE CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Company accounts for its warrants issued in connection with its Initial Public Offering and Private Placement and units that may be issued in connection with a forward purchase agreement (the “Forward Purchase Units”) as derivative assets/liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the instruments as assets/liabilities at fair value and adjusts the instruments to fair value at the end of each reporting period. The assets/liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value of derivative assets and liabilities is recognized in the Company’s statements of operations. The fair value of warrants issued in connection with the Initial Public Offering was initially measured using Monte-Carlo simulation and has subsequently been measured on the market price of such warrants at each measurement date when separately listed and traded. The fair value of warrants issued in connection with the Private Placement was initially measured using Black-Scholes Option Pricing Model and subsequently using the market value of the public warrants. The fair value of the Forward Purchase Units has been measured using the John C Hull’s Options, Futures and Other Derivatives model at each measurement date.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations in the period that the costs occurred. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

QUADRO ACQUISITION ONE CORP.

NOTES TO FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

Share-based Compensation

The Company complies with the accounting and disclosure requirement of ASC Topic 718, “Compensation - Stock Compensation.” Share-based compensation to employees and non-employees is recognized over the requisite service period based on the estimated grant-date fair value of the awards. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company recognizes the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation will be recognized in general and administrative expense in the statements of operations. The Company issued option awards that contain both a performance condition and service condition. The option awards vest upon the consummation of the initial Business Combination and will expire in five years after the date on which they first become exercisable. The Company has determined that the consummation of an initial Business Combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the period from inception to December 31, 2022.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

QUADRO ACQUISITION ONE CORP.

NOTES TO FINANCIAL STATEMENTS

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 12,066,667 Class A ordinary shares since their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the years ended December 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Years Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income - basic	$6,857,982	$1,863,582	$2,392,799	$745,278
Allocation of net income - diluted	$6,857,982	$1,863,582	$2,382,956	$755,121

Denominator:
Weighted average ordinary shares outstanding, basic	23,000,000	6,250,000	19,723,288	6,143,151
Weighted average ordinary shares outstanding, diluted	23,000,000	6,250,000	19,723,288	6,250,000

Basic net income per ordinary share	$0.30	$0.30	$0.12	$0.12
Diluted net income per ordinary share	$0.30	$0.30	$0.12	$0.12

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

QUADRO ACQUISITION ONE CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 5 - Related Party Transactions

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Prior Sponsor, which provides for the purchase of $20.0 million Forward Purchase Units, which at the option of the Prior Sponsor, can be increased to $50.0 million, with each Forward Purchase Unit consisting of one Class A ordinary share (the “Forward Purchase Shares”) and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share (the “Forward Purchase Warrants,” together with the Forward Purchase Units and the Forward Purchase Shares, the “Forward Purchase Securities”), for a purchase price of $10.00 per Forward Purchase Unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The purchase under the Forward Purchase Agreement is required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders. The Forward Purchase Securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of Forward Purchase Securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. We do not intend to implement the forward purchase agreement, and on April 17, 2023, we sent a notice of mutual termination of the forward purchase agreement to the prior sponsor. The Company classified the Forward Purchase Units as derivative instruments on the accompanying balance sheets. The initial value of the Forward Purchase Units was insignificant, and the Company recognized a (loss) gain in the change in the fair value of the derivative assets and liabilities of approximately $(89,000) and $89,000 for the years ended December 31, 2022 and 2021, respectively, as reflected in the statements of operations.

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

QUADRO ACQUISITION ONE CORP.

NOTES TO FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under any Working Capital Loans.

On April 13, 2022, the Company issued the Promissory Note to the Prior Sponsor for an aggregate of up to $200,000. On May 25, 2022, the Prior Sponsor amended the Promissory Note agreement and increased the principal amount to $400,000. The Promissory Note bears no interest, may be prepaid at any time and is due and payable within one year from the date of the first drawdown of the amended and restated note, or June 7, 2023. On June 30, 2022, the Prior Sponsor assigned all of its rights and obligations under the Promissory Note to the New Sponsor in connection with the Sponsor Transaction. As of December 31, 2022, the Company has drawn approximately $319,000 under the Promissory Note. Subsequent to December 31, 2022, the New Sponsor loaned us additional approximately $79,000 under the Promissory Note, for a total outstanding balance of approximately $360,000.

Administrative Services Agreement

Commencing on February 17, 2021, through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay Kismet LLC, an affiliate of the Prior Sponsor, $10,000 per month for office space, utilities, secretarial support and administrative services. Fees for such services were waived for the years ended December 31, 2022 and 2021.

On June 30, 2022, in connection with the Sponsor Transaction, the Company and Kismet LLC mutually terminated the Administrative Services Agreement. As a result, the Company is no longer obligated to pay a $10,000 monthly fee pursuant to the Administrative Services Agreement.

Director Compensation

Commencing on February 18, 2021, the Company paid its initial directors $40,000 each. On May 25, 2022, Mr. Verdi Israelyan, a former director, waived his right to receive a payment of $40,000. The Company also granted two of its independent directors, Messrs. Tompsett and Zilber, an option each to purchase 40,000 Class A ordinary shares at an exercise price of $10.00 per share, which will vest upon the consummation of the initial Business Combination and will expire five years after the date on which it first became exercisable Further, following the approval of the Extension, the compensation committee of the Company’s board of directors has approved the transfers by the Sponsor of (a) 15,000 Founder Shares to each of Messrs. Zilber and Tourevski and (b) 20,000 Founder Shares to Mr. Tompsett as additional compensation, which transfers will take place prior to the closing of the initial Business Combination. Both the Founder Shares and the options granted to the directors are subject to forfeiture in the event a director ceases to serve on the Company’s board prior to the closing of a Business Combination. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews, on a quarterly basis, all payments that are made to the Sponsor, officers or directors, or the Company’s or their affiliates.

QUADRO ACQUISITION ONE CORP.

NOTES TO FINANCIAL STATEMENTS

On May 25, 2022, one of the Company’s former directors waived his right to receive a payment of $40,000 and the Company recorded approximately $23,000 and $52,000 of director compensation during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company has payables recognized of approximately $0 and $17,000, respectively, for director compensation, which is classified as accounts payable - related party in the balance sheets.

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

On September 5, 2022, Verdi Israelyan, resigned from the board of directors of the Company. Mr. Israelyan resignation was not the result of any dispute or disagreement with the Company or the Company’s board of directors on any matter relating to the Company’s operations, policies or practices. On March 27, 2023, the board of directors elected Konstantin Tourevski as a director and as a member of the audit committees to fill the vacancy caused by the resignation of Mr. Israelyan.

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

QUADRO ACQUISITION ONE CORP.

NOTES TO FINANCIAL STATEMENTS

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

On August 11, 2022 and September 6, 2022, two of the underwriters in the initial public offering irrevocably waived their rights to receive an aggregate of approximately $5.2 million of deferred underwriting discounts due under the underwriting agreements consummated in connection with the initial public offering. We recognized the portion allocated to Public Shares of approximately $5.0 million as an adjustment to the carrying value of the Class A ordinary shares subject to possible redemption and the remaining balance of approximately $0.2 million as a gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, a military conflict started between Russia and Ukraine. The ongoing military conflict between Russia and Ukraine has provoked strong reactions from the United States, the United Kingdom, the European Union and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia. Further, the precise effects of the ongoing military conflict and these sanctions on the global economies remain uncertain as of the date of the accompanying financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of the accompanying financial statements.

Note 7 - Warrants

As of December 31, 2022 and 2021, 7,666,667 Public Warrants and 4,400,000 Private Placement Warrants were outstanding.

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

QUADRO ACQUISITION ONE CORP.

NOTES TO FINANCIAL STATEMENTS

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

QUADRO ACQUISITION ONE CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 8 - Class A Ordinary Shares Subject to Possible Redemption

The Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.001 per share. Holders of the Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 23,000,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the accompanying balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the accompanying balance sheets are reconciled on the following table:

Gross proceeds received from Initial Public Offering	$230,000,000

Fair value of Public Warrants at issuance	(6,823,334)
Offering costs allocated to Class A ordinary shares	(12,685,596)
Plus:
Accretion on Class A ordinary shares to redemption value	19,508,930
Class A ordinary shares subject to possible redemption as of December 31, 2021	230,000,000
Plus:
Waiver of Class A ordinary shares issuance costs	5,077,217
Less:
Accretion on Class A ordinary shares subject to possible redemption	(1,872,702)
Class A ordinary shares subject to possible redemption as of December 31, 2022	$233,204,515

Note 9 - Shareholders’ Equity (Deficit)

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.001 per share. Holders of the Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and included as temporary equity (see Note 8).

QUADRO ACQUISITION ONE CORP.

NOTES TO FINANCIAL STATEMENTS

Class B Ordinary Shares

The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.001 per share. As of December 31, 2022 and 2021, there were 6,250,000 Class B ordinary shares issued and outstanding.

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

Note 10 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Treasury Securities	$233,304,515	$-	$-
Liabilities:
Derivative liabilities - Public Warrants	$-	$19,167	$-
Derivative liabilities - Private Placement Warrants	$-	$11,000	$-

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Treasury Securities	$230,038,512	$-	$-
Derivative assets - Forward Purchase Agreement	$-	$-	$88,970
Liabilities:
Derivative liabilities - Public Warrants	$3,833,334	$-	$-
Derivative liabilities - Private Placement Warrants	$-	$2,200,000	$-

Transfers to/from Levels 1, 2, and 3 are recognized in the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in April 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2021. The estimated fair value of the Public Warrants transferred to a Level 2 measurement during the quarter ending December 31, 2022 due to low trading volume. There were no other transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2022.

QUADRO ACQUISITION ONE CORP.

NOTES TO FINANCIAL STATEMENTS

Level 1 assets include investments in mutual funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants was initially measured using a Monte-Carlo simulation and has subsequently been measured based on the market price of such warrants at each measurement date when separately listed and traded. The fair value of the Private Placement Warrants was initially measured using a Black-Scholes Option Pricing Model and subsequently using the market value of the Public Warrants. For the years ended December 31, 2022 and 2021, the Company recognized a decrease in the fair value of derivative warrant liabilities of approximately $5.9 million and $4.9 million, respectively, as presented on the statements of operations.

The Company utilizes John C. Hull’s Options, Futures, and Other Derivatives model to estimate the fair value of the Forward Purchase Units at each measurement date. The Company determined that the initial fair value of the Forward Purchase Units was insignificant and recognized expense in the change in fair value of the Forward Purchase Units for the years ended December 31, 2022 and 2021, were approximately $(89,000) and $89,000, respectively, as reflected in the statements of operations.

The change in the fair value of the Level 3 derivative assets (liabilities) for years ended December 31, 2022 and 2021, is summarized as follows:

Derivative liabilities as of January 1, 2021	$-
Issuance of Public and Private Placement Warrants	10,827,334
Public Warrants transfer to Level 1	(7,053,334)
Private Placement Warrants transfer to Level 2	(3,344,000)
Change in fair value of derivative assets and liabilities	(518,970)
Derivative (assets) as of December 31, 2021	(88,970)
Change in fair value of derivative assets and liabilities	88,970
Derivative liabilities as of December 31, 2022	$-

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for derivative assets/liabilities of the Forward Purchase Units at their measurement dates:

As of December 31, 2021
Stock price	$9.75
Warrant price	$0.50
Term (in years)	1.00
Risk-free interest rate	0.39%

QUADRO ACQUISITION ONE CORP.

NOTES TO FINANCIAL STATEMENTS

Note 11 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent event that would have required adjustment or disclosure in the financial statements, expect as disclosed below.

On January 31, 2023, the Company issued an aggregate of 6,250,000 Class A ordinary shares to the Sponsor, upon the conversion of an equal number of Class B ordinary shares held by the Sponsor (the “Conversion”). The 6,250,000 Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the prospectus for the Company’s initial public offering. Following the Conversion, there are 29,250,000 Class A ordinary shares issued and outstanding and no Class B ordinary shares issued and outstanding. As a result of the Conversion, the Sponsor held 21.4% of the outstanding Class A ordinary shares.

On February 10, 2023, the Company instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of the Company’s initial Business Combination or the Company’s liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds.

On February 20, 2023, the Company held the 2023 Extraordinary General Meeting at which the shareholders of the Company approved an amendment to the amended and restated memorandum and articles of association to extend the date by which the Company must consummate an initial Business Combination to April 22, 2023 and to allow the Company’s board, without another shareholder vote, to extend Combination Date on a monthly basis up to seven times for an additional one month each time until November 22, 2023, or a total of up to nine months after the Original Termination Date. In connection with the extension, the Sponsor or its designees contributed to the Company the Initial Extension Loan of $120,000 for the portion of the extension ending on April 22, 2023. The Sponsor will also loan the Company extension contributions of $60,000 per month for each subsequent calendar month (commencing on April 22, 2023, and on the 22nd day of each subsequent month) until November 22, 2023, or portion thereof, that is needed to complete an initial Business Combination, which amount will be deposited into the Trust Account.

In connection with such shareholders’ meeting, shareholders holding 20,451,847 Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.20 per share for an aggregate of approximately $208.5 million.

Subsequent to December 31, 2022, the Sponsor loaned the Company additional approximately $79,000 under the Promissory Note, for a total outstanding balance of approximately $360,000.

On March 27, 2023, the Company’s board of directors elected Konstantin Tourevski as a director and as a member of the audit committee to fill the vacancy caused by the resignation of Verdi Israelyan.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 17, 2021, among the company and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and BofA Securities, Inc. (2)
3.1	Second Amended and Restated Memorandum and Articles of Association.*
4.1	Specimen Class A Ordinary Share Certificate. (1)
4.2	Specimen Warrant Certificate. (1)
4.3	Specimen Unit Certificate. (1)
4.4	Warrant Agreement, dated February 17, 2021, between the company and Continental, as warrant agent. (2)
4.5	Description of Registered Securities. (4)
10.1	Letter Agreement, dated February 17, 2021, between the company and our prior sponsor. (2)
10.2	Letter Agreement, dated February 17, 2021, among the company and each of the executive officers and directors of the company. (2)
10.3	Investment Management Trust Agreement, dated February 17, 2021, between the company and Continental, as trustee. (2)
10.4	Registration Rights Agreement, dated February 17, 2021, between the company and our prior sponsor. (2)
10.5	Private Placement Warrants Purchase Agreement, dated February 17, 2021, between the company and our prior sponsor. (2)
10.6	Administrative Services Agreement, dated February 17, 2021, between the company and Kismet LLC. (2)
10.7	Form of Indemnity Agreement by and between the company and each director and officer of the company. (2)
10.8	Forward Purchase Agreement, dated February 17, 2021, between the company and our prior sponsor. (2)
10.9	Form of Option Agreement by and between the company and each of two independent directors. (3)†
10.10	Amended and Restated Promissory Note, dated May 25, 2022, initially issued by the company to our prior sponsor and assigned to our sponsor.*
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to Amendment No. 1 the company’s Registration Statement on Form S-1/A (File No. 333-252419), filed with the SEC on February 8, 2021.
(2)	Incorporated by reference to the company’s Current Report on Form 8-K, filed with the SEC on February 23, 2021.
(3)	Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 25, 2021.
(4)	Incorporated by reference to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Quadro Acquisition One Corp.

Dated: April 18, 2023	By:	/s/ Dimitri Elkin
Dimitri Elkin
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Dimitri Elkin	Chief Executive Officer	April 18, 2023
Dimitri Elkin	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Clifford Tompsett	Director	April 18, 2023
Clifford Tompsett

	Director	April 18, 2023
Leonid Zilber

/s/ Konstantin Tourevski	Director	April 18, 2023
Konstantin Tourevski