Form 10-Q
period 2023-09-30
Quadro Acquisition One Corp.
filed 2023-11-20
CIK 1825962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 20, 2023, there were 8,798,153 Class A ordinary shares, par value $0.001 per share (the “Class A Ordinary Shares”), and no Class B ordinary shares, par value $0.001 per share (the “Class B Ordinary Shares” and together with the Class A Ordinary Shares, the “Ordinary Shares”), of the registrant issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

QUADRO ACQUISITION ONE CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$—	$964
Prepaid expenses	3,333	33,402
Total current assets	3,333	34,366

Cash and investments held in Trust Account	27,077,556	233,304,515
Total Assets	$27,080,889	$233,338,881

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$380,898	$107,269
Accrued expenses	88,204	29,718
Extension loan - related party	360,000	—
Advance from related parties	455,840	—
Note payable - related party	400,000	318,700
Total current liabilities	1,684,942	455,687
Derivative liabilities - warrants	603,333	30,167
Deferred underwriting commissions	2,817,500	2,817,500
Total liabilities	5,105,775	3,303,354

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.001 par value; 2,548,153 and 23,000,000 shares at approximately $10.59 and $10.14 per share redemption value as of September 30, 2023 and December 31, 2022, respectively	26,977,556	233,204,515

Shareholders’ Deficit:
Class A ordinary shares, $0.001 par value; 200,000,000 shares authorized; 6,250,000 and 0 non-redeemable shares issued or outstanding as of September 30, 2023 and December 31, 2022, respectively	6,250	—
Class B ordinary shares, $0.001 par value; 10,000,000 shares authorized; 0 and 6,250,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	6,250
Accumulated deficit	(5,008,692)	(3,175,238)
Total shareholders’ deficit	(5,002,442)	(3,168,988)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$27,080,889	$233,338,881

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUADRO ACQUISITION ONE CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses
General and administrative expenses	$150,779	$163,271	$900,288	$463,167
Loss from operations	(150,779)	(163,271)	(900,288)	(463,167)

Other income:
Change in fair value of derivative assets and liabilities	206,340	165,928	(573,166)	5,283,010
Income from cash and investments held in Trust Account	256,313	1,015,575	1,937,579	1,328,327
Gain from settlement of deferred underwriting commissions allocated to derivative warrant liabilities	—	155,283	—	155,283
Total other income, net	462,653	1,336,786	1,364,413	6,766,620

Net income	$311,874	$1,173,515	$464,125	$6,303,453

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	8,798,153	23,000,000	11,943,536	23,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.04	$0.04	$0.04	$0.22

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	—	6,250,000	689,338	6,250,000
Basic and diluted net income per share, Class B ordinary shares	$—	$0.04	$0.04	$0.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUADRO ACQUISITION ONE CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	6,250,000	$6,250	$—	$(3,175,238)	$(3,168,988)
Conversion of Class B ordinary shares to Class A ordinary shares	6,250,000	6,250	(6,250,000)	(6,250)	—	—	—
Accretion on Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(1,560,982)	(1,560,982)
Net income	—	—	—	—	—	610,377	610,377
Balance - March 31, 2023 (unaudited)	6,250,000	6,250	—	—	—	(4,125,843)	(4,119,593)
Accretion on Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(390,284)	(390,284)
Net loss	—	—	—	—	—	(458,126)	(458,126)
Balance – June 30, 2023 (unaudited)	6,250,000	6,250	—	—	—	(4,974,253)	(4,968,003)
Accretion on Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(346,313)	(346,313)
Net income	—	—	—	—	—	311,874	311,874
Balance - September 30, 2023 (unaudited)	6,250,000	$6,250	—	$—	$—	$(5,008,692)	$(5,002,442)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	6,250,000	$6,250	$. —	$(13,769,504)	$(13,763,254)
Net income	—	—	—	—	—	4,080,721	4,080,721
Balance - March 31, 2022 (unaudited)	—	—	6,250,000	6,250	—	(9,688,783)	(9,682,533)
Accretion on Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(251,264)	(251,264)
Net income	—	—	—	—	—	1,049,217	1,049,217
Balance - June 30, 2022 (unaudited)	-	-	6,250,000	6,250	-	(8,890,830)	(8,884,580)
Adjustment for accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	-	4,061,642	4,061,642
Net income	-	-	-	-	-	1,173,515	1,173,515
Balance - September 30, 2022 (unaudited)	-	$-	6,250,000	$6,250	$-	$(3,655,673)	$(3,649,423)

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUADRO ACQUISITION ONE CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$464,125	$6,303,453
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative assets and liabilities	573,166	(5,283,010)
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities	—	(155,283)
Income from cash and investments held in Trust Account	(1,937,579)	(1,328,327)
Changes in operating assets and liabilities:
Prepaid expenses	30,069	193,815
Accounts payable	290,950	23,617
Accounts payable - related party	(17,321)	(17,321)
Accrued expenses	58,486	(48,334)
Net cash used in operating activities	(538,104)	(311,390)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(360,000)	—
Cash withdrawn from Trust Account in connection with redemption	208,524,538	—
Net cash provided by investing activities	208,164,538	—

Cash Flows from Financing Activities:
Proceeds from related party advance	455,840	—
Proceeds from extension loan	360,000	—
Proceeds from note payable to related party	81,300	—
Proceeds from promissory note to related party	—	318,700
Offering costs paid	—	(70,000)
Redemption of Ordinary shares	(208,524,538)	—
Net cash (used in) provided by financing activities	(207,627,398)	248,700

Net change in cash	(964)	(62,690)

Cash - beginning of the period	964	63,676
Cash - end of the period	$—	$986

Supplemental disclosure of noncash activities:
Extinguishment of deferred underwriting commissions allocated to public shares	$—	$5,077,217

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

As of September 30, 2023, the Company had not yet commenced operations. All activity for the period from September 15, 2020 (inception) through September 30, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in Trust Account (as defined below) from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).

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

The Company initially had until February 22, 2023 (the “Original Termination Date”) to complete the initial Business Combination. On February 20, 2023, the Company held the 2023 Extraordinary General Meeting at which the shareholders of the Company approved to extend the date by which the Company must consummate an initial Business Combination to April 22, 2023 and to allow the Company’s board, without another shareholder vote, to extend Combination Date on a monthly basis up to seven times for an additional one month each time until November 22, 2023, or a total of up to nine months after the Original Termination Date (the “Extension”). On November 20, 2023, the Company held the 2023 Extraordinary General Meeting at which the shareholders of the Company approved to extend the date by which the Company must consummate an initial Business Combination without another shareholder vote, to extend from November 22, 2023 on a monthly basis up to six times for an additional one month each time until May 22, 2024, or a total of up to six months after the current Termination Date (Note 11).

In connection with the Extension, the Sponsor or its designees contributed to the Company as a loan the initial contribution of $120,000 (the “Initial Extension Loan”) in February 2023 for the portion of the extension ending on April 22, 2023. The Sponsor will also loan the company extension contributions of $60,000 per month for each subsequent calendar month (commencing on April 22, 2023 and on the 22nd day of each subsequent month) until November 22, 2023, or portion thereof, that is needed to complete an initial Business Combination, which amount will be deposited into the Trust Account (together with the Initial Extension Loan, the “Extension Loans”). On each of May 11, 2023 and June 6, 2023, the Company deposited an additional $60,000, for an aggregate of $120,000 into the Trust Account to extend the date by which it has to consummate an initial Business Combination to June 22, 2023. On each of June 30, 2023 and July 11, 2023, the Company deposited an additional $30,000, for an aggregate of $60,000 into the Trust Account to extend the date by which it has to consummate an initial Business Combination to July 22, 2023. On August 7, 2023, the Company deposited an additional $60,000 into the Trust Account to extend the date by which it has to consummate an initial business combination to August 22, 2023. On October 12, 2023, the Company deposited an additional $60,000 into the Trust Account. to extend the date by which it has to consummate an initial business combination to September 22, 2023. As of the filing of these financial statements, the Company has extended through November 22, 2023 with the commitment to deposit a total of $120,000 to cover extension deposits for October 22, 2023 and November 22, 2023.

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

If the Company is unable to complete a Business Combination by November 22, 2023 (or May 22, 2024 if the Company fully extends the time to complete a Business Combination, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all Public Shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to the Company for the payment of taxes, if any (and less up to $100,000 in interest reserved for expenses in connection with the Company’s dissolution), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

QUADRO ACQUISITION ONE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern

As of September 30, 2023, the Company had $0 in its operating bank account and working capital deficit of approximately $1.7 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Prior Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $111,000 from the Prior Sponsor pursuant to the IPO Note (as defined in Note 5), and a portion of the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the IPO Note in full on February 24, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

On April 13, 2022, the Company issued an unsecured promissory note in the amount of up to $200,000 to the Prior Sponsor (the “Promissory Note”). On May 25, 2022, the Company and the Prior Sponsor amended the Promissory Note agreement and increased the principal amount to $400,000. The Promissory Note bears no interest and is due and payable within one year from the date of the first drawdown of the amended and restated note, or June 7, 2023. On June 30, 2022, the Prior Sponsor assigned all of its rights and obligations under the Promissory Note to the New Sponsor in connection with the Sponsor Transaction. As of September 30, 2023, the Company has fully drawn $400,000 under the Promissory Note. As of September 30, 2023 and December 31, 2022, approximately $400,000 and $319,000 were outstanding under the Promissory Note, respectively.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, its officers or directors or their affiliates. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management continues to seek to complete a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 22, 2024. The accompanying financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from the accompanying unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

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

At September 30, 2023, substantially all of the assets held in the Trust Account were held in cash. At December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest primarily in U.S. Treasury securities. The money market funds are presented at fair value within the accompanying consolidated balance sheets, and fair value of the investments in the Trust Account is equal to the amortized cost basis of the money market funds.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 2,548,153 and 23,000,000 Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets, respectively.

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

Share-Based Compensation

The Company complies with the accounting and disclosure requirement of ASC Topic 718, “Compensation – Stock Compensation.” Share-based compensation to employees and non-employees is recognized over the requisite service period based on the estimated grant-date fair value of the awards. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company recognizes the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation will be recognized in general and administrative expense in the statements of operations. The Company issued option awards that contain both a performance condition and service condition. The option awards vest upon the consummation of the initial Business Combination and will expire in five years after the date on which they first become exercisable. The Company has determined that the consummation of an initial Business Combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the period from inception to September 30, 2023.

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 12,066,667 Class A ordinary shares since their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

QUADRO ACQUISITION ONE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of Ordinary Shares:

	For the Three Months Ended September 30, (unaudited)
	2023		2022
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income	$311,874	$—	$922,764	$250,751

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	8,798,153	—	23,000,000	6,250,000

Basic and diluted net income per ordinary share	$0.04	$—	$0.04	$0.04

	For the Nine Months Ended September 30, (unaudited)
	2023		2022
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income	$438,799	$25,326	$4,956,561	$1,346,892

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	11,943,536	689,338	23,000,000	6,250,000

Basic and diluted net income per ordinary share	$0.04	$0.04	$0.22	$0.22

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

QUADRO ACQUISITION ONE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 - Related Party Transactions

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Prior Sponsor, which provides for the purchase of $20.0 million Forward Purchase Units, which at the option of the Prior Sponsor, can be increased to $50.0 million, with each Forward Purchase Unit consisting of one Class A ordinary share (the “Forward Purchase Shares”) and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share (the “Forward Purchase Warrants,” together with the Forward Purchase Units and the Forward Purchase Shares, the “Forward Purchase Securities”), for a purchase price of $10.00 per Forward Purchase Unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The purchase under the Forward Purchase Agreement is required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders. The Forward Purchase Securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of Forward Purchase Securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. The Company does not intend to implement the forward purchase agreement, and on April 17, 2023, the Company sent a notice of mutual termination of the forward purchase agreement to the prior sponsor. The Company classified the Forward Purchase Units as derivative instruments on the accompanying condensed balance sheets. The initial value of the Forward Purchase Units was insignificant, and the Company recognized a loss in the change in the fair value of the derivative assets (liabilities) of approximately $0 and $0 for the three and nine months ended September 30, 2023, respectively, and approximately $196,000 and $147,000 for the three and nine months ended September 30, 2022, respectively.

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

QUADRO ACQUISITION ONE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under any Working Capital Loans.

On April 13, 2022, the Company issued the Promissory Note to the Prior Sponsor for an aggregate of up to $200,000. On May 25, 2022, the Prior Sponsor amended the Promissory Note agreement and increased the principal amount to $400,000. The Promissory Note bears no interest, may be prepaid at any time and is due and payable within one year from the date of the first drawdown of the amended and restated note, or June 7, 2023. On June 30, 2022, the Prior Sponsor assigned all of its rights and obligations under the Promissory Note to the New Sponsor in connection with the Sponsor Transaction. As of September 30, 2023, the Company has fully drawn $400,000 under the Promissory Note. As of September 30, 2023 and December 31, 2022, approximately $400,000 and $319,000 were outstanding under the Promissory Note, respectively.

Extension Loan

Pursuant to the Extension, as described in Note 1, the Sponsor or its designees contributed to the Company as a loan the initial contribution of $120,000 in February 2023 for the portion of the extension ending on April 22, 2023. The Sponsor will also loan the company extension contributions of $60,000 per month for each subsequent calendar month (commencing on April 22, 2023 and on the 22nd day of each subsequent month) until November 22, 2023, or portion thereof, that is needed to complete an initial Business Combination, which amount will be deposited into the Trust Account. As of September 30, 2023, the Company has drawn $360,000 on the Extension Loan and deposited it into the Trust Account.

Related Party Advance

For the three and nine months ended September 30, 2023, the Sponsor had paid $266,988 and $455,840, respectively, of expenses on behalf on Company, which are included in advance from related parties in the accompanying unaudited condensed balance sheet as of September 30, 2023.

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

On May 25, 2022, one of the Company’s former directors waived his right to receive a payment of $40,000 and the Company recorded approximately $0 of director compensation during three and nine months ended September 30, 2023 , and approximately $10,000 and $13,000 of director compensation during the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had no amounts outstanding in relation to the director compensation.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry, the impact of increases in inflation and rising interest rates, financial market instability, including the recent bank failures and certain geopolitical events, including the military conflicts in Ukraine and the surrounding region and in the Middle East, and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

QUADRO ACQUISITION ONE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Warrants

As of September 30, 2023 and December 31, 2022, 7,666,667 Public Warrants and 4,400,000 Private Placement Warrants were outstanding.

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

QUADRO ACQUISITION ONE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 - Class A Ordinary Shares Subject to Possible Redemption

The Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.001 per share. Holders of the Class A ordinary shares are entitled to one vote for each share. In connection with such shareholders’ meeting, shareholders holding 20,451,847 Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.20 per share for an aggregate of approximately $208.5 million. As of September 30, 2023 and December 31, 2022, there were 2,548,153 and 23,000,000 Class A Ordinary Shares outstanding, respectively, which were all subject to possible redemption and are classified outside of permanent equity in the accompanying condensed balance sheets.

The Class A Ordinary Shares subject to possible redemption reflected on the accompanying condensed balance sheets are reconciled on the following table:

Gross proceeds received from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(6,823,334)
Offering costs allocated to Class A ordinary shares	(12,685,596)
Plus:
Accretion on Class A ordinary shares subject to possible redemption	19,508,930
Class A ordinary shares subject to possible redemption as of December 31, 2021	230,000,000
Plus:
Waiver of Class A ordinary shares issuance costs	5,077,217
Less:
Accretion on Class A ordinary shares subject to possible redemption	(1,872,702)
Class A ordinary shares subject to possible redemption as of December 31, 2022	233,204,515
Less:
Redemptions	(208,524,538)
Plus:
Accretion on Class A ordinary shares subject to possible redemption	1,560,982
Class A ordinary shares subject to possible redemption as of March 31, 2023 (unaudited)	26,240,959
Plus:
Accretion on Class A ordinary shares subject to possible redemption	390,284
Class A ordinary shares subject to possible redemption as of June 30, 2023 (unaudited)	26,631,243
Plus:
Accretion on Class A ordinary shares subject to possible redemption	346,313
Class A ordinary shares subject to possible redemption as of September 30, 2023 (unaudited)	$26,977,556

Note 9 - Shareholders’ Deficit

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A Ordinary Shares with a par value of $0.001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 6,250,000 and 0 Class A Ordinary Shares issued and outstanding, excluding 2,548,153 and 23,000,000 which were subject to possible redemption and included as temporary equity, respectively (see Note 8).

QUADRO ACQUISITION ONE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Ordinary Shares

The Company is authorized to issue 10,000,000 Class B Ordinary Shares with a par value of $0.001 per share. As of September 30, 2023 and December 31, 2022, there were 0 and 6,250,000 Class B Ordinary Shares issued and outstanding, respectively.

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

Note 10 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of September 30, 2023 (unaudited)
	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities - Public Warrants	$—	$383,333	$—
Derivative liabilities - Private Placement Warrants	$—	$220,000	$—

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Treasury Securities	$233,304,515	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$—	$19,167	$—
Derivative liabilities - Private Placement Warrants	$—	$11,000	$—

Transfers to/from Levels 1, 2, and 3 are recognized in the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in April 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2021. The estimated fair value of the Public Warrants transferred to a Level 2 measurement during the quarter ending December 31, 2022 due to low trading volume. There were no transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2023.

QUADRO ACQUISITION ONE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 assets include investments in mutual funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants was initially measured using a Monte-Carlo simulation and has subsequently been measured based on the market price of such warrants at each measurement date when separately listed and traded. The fair value of the Private Placement Warrants was initially measured using a Black-Scholes Option Pricing Model and subsequently using the market value of the Public Warrants. For the three months ended September 30, 2023 and 2022, the Company recognized a decrease/(increase) in the fair value of derivative warrant liabilities of approximately $206,000 and $362,000, and approximately $(573,000) and $5.4 million for the nine months ended September 30, 2023 and 2022, respectively, presented on the accompanying unaudited condensed statements of operations.

The Company utilized John C. Hull’s Options, Futures, and Other Derivatives model to estimate the fair value of the Forward Purchase Units at each measurement date up until September 30, 2023. As the Company does not intend to implement the forward purchase agreement, the Company determined the fair value of the Forward Purchase Units as of September 30, 2023 and December 31, 2022 was deminimis. There was no change in fair value of the Forward Purchase Units for the three and nine months ended September 30, 2023. The Company recognized expense in the change in fair value of the Forward Purchase Units of approximately $196,000 and $147,000 for the three and nine months ended September 30, 2022, respectively.

The change in the fair value of the Level 3 derivative warrant liabilities for three and nine months ended September 30, 2022 is summarized as follows:

Derivative assets (liabilities) as of January 1, 2022	$88,970
Change in fair value of derivative assets and liabilities	30,204
Derivative assets (liabilities) as of March 31, 2022 (unaudited)	119,174
Change in fair value of derivative assets and liabilities	18,877
Derivative assets (liabilities) as of June 30, 2022 (unaudited)	138,051
Change in fair value of derivative assets and liabilities	(196,072)
Derivative assets (liabilities) as of September 30, 2022 (unaudited)	$(58,021)

Note 11 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through the date the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company, other than as described below, did not identify any subsequent event that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

On November 20, 2023, the Company held an extraordinary general meeting in lieu of an annual general meeting (the “Meeting”) at which the Company’s shareholders approved, among other things, an extension of the date by which the Company has to consummate a business combination from November 22, 2023 to May 22, 2024 (or such earlier date as determined by the board of directors of the Company).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (this “Report”) including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report under “Item 1. Financial Statements”.

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

In connection with the Extension, our sponsor or its designees contributed to us as a loan the initial contribution of $120,000 (the “Initial Extension Loan”) in February 2023 for the portion of the Extension ending on April 22, 2023. Our sponsor will also loan us extension contributions of $60,000 per month for each subsequent calendar month (commencing on April 22, 2023 and on the 22nd day of each subsequent month) until November 22, 2023, or portion thereof, that is needed to complete an initial business combination, which amount will be deposited into the trust account (together with the Initial Extension Loan, the “Extension Loans”). On each of May 11, 2023 and June 6, 2023, the Company deposited an additional $60,000, for an aggregate of $120,000 into the Trust Account to extend the date by which it has to consummate an initial Business Combination to June 22, 2023. On each of June 30, 2023 and July 11, 2023, the Company deposited an additional $30,000, for an aggregate of $60,000 into the Trust Account to extend the date by which it has to consummate an initial Business Combination to July 22, 2023. On August 7, 2023, the Company deposited an additional $60,000 into the Trust Account to extend the date by which it has to consummate an initial business combination to August 22, 2023. As of the filing of these financial statements, the Company has extended through November 22, 2023 with the commitment to deposit a total of $120,000 to cover extension deposits for October 22, 2023 and November 22, 2023. The amount of the Extension Loans will not bear interest and will be repayable by us to the sponsor or its designees upon consummation of an initial business combination. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Extension Loans, but no proceeds held in the trust account would be used to repay the Extension Loans.

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

Recent Developments

On November 20, 2023, we held a Meeting at which our shareholders approved, among other things, an extension of the date by which the Company has to consummate a business combination from November 22, 2023 to May 22, 2024 (or such earlier date as determined by our board of directors).

Results of Operations

Our entire activity since inception up to September 30, 2023, was in preparation for our formation and our initial public offering, and since the completion of our initial public offering, the search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial business combination at the earliest.

For the three months ended September 30, 2023, we had net income of approximately $312,000, which consisted of approximately $256,000 of income from investments held in trust account and a non-operating income of approximately $206,000 resulting from the change in fair value of derivative assets and liabilities, offset by approximately $151,000 general and administrative expenses.

For the three months ended September 30, 2022, we had net income of approximately $1.2 million, which consisted of a non-operating gain of approximately $166,000 resulting from the change in fair value of derivative assets and liabilities, approximately $155,000 gain from settlement of deferred underwriting commissions allocated to derivative warrant liabilities and approximately $1.0 million of net gain on the investments held in the Trust Account, offset by approximately $163,000 general and administrative expenses.

For the nine months ended September 30, 2023, we had net income of approximately $464,000, which consisted of approximately $1.9 million of income from investments held in trust account, offset by a non-operating loss of approximately $573,000 resulting from the change in fair value of derivative assets and liabilities and approximately $900,000 general and administrative expenses.

For the nine months ended September 30, 2022, we had net income of approximately $6.3 million, which consisted of a non-operating gain of approximately $5.3 million resulting from the change in fair value of derivative assets and liabilities, approximately $155,000 gain from settlement of deferred underwriting commissions allocated to derivative warrant liabilities and approximately $1.3 million of net gain on the investments held in the Trust Account, offset by approximately $463,000 general and administrative expenses.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Liquidity and Capital Resources

As of September 30, 2023, we had $0 in our operating bank account and working capital deficit of approximately $1.7 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from the prior sponsor to cover certain expenses in exchange for the issuance of the founder shares, a loan of approximately $111,000 from the prior sponsor pursuant to the First Note originally issued on September 23, 2020 and amended on January 22, 2021, and a portion of the proceeds from the consummation of the private placement not held in the trust account. We repaid the First Note in full on February 24, 2021. Subsequent to the repayment, the facility was no longer available to us. In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans in order to finance transaction costs in connection with a business combination. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under any working capital loans.

On April 13, 2022, we issued the Second Note, a promissory note in the amount of up to $200,000 to the prior sponsor. On May 25, 2022, we and the prior sponsor amended and restated the Second Note and increased the principal amount to $400,000. The promissory note bears no interest and is due and payable within one year from the date of the first drawdown of the amended and restated note, or June 7, 2023. On June 30, 2022, the prior sponsor assigned all of its rights and obligations under the promissory note to our sponsor in connection with the Sponsor Transaction. As of September 30, 2023, we have fully drawn $400,000 under the Promissory Note. As of September 30, 2023 and December 31, 2022, approximately $400,000 and $319,000 were outstanding under the Promissory Note, respectively.

We may need to raise additional capital through loans or additional investments from our sponsor, our officers or directors or their affiliates. Our sponsor, officers, directors and or their affiliates, may, but are not obligated to, loan our company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with our assessment of going concern considerations in accordance with ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” we have determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management continues to seek to complete a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate by May 22, 2024.

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

Critical Accounting Policies and Estimates

The preparation of these unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statement, and income and expenses during the periods reported. Actual results could differ from those estimates.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 2,548,153 and 23,000,000 Class A Ordinary Shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the condensed balance sheets under “Item 1. Financial Statements”.

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

Share-Based Compensation

We comply with the accounting and disclosure requirement of ASC Topic 718, “Compensation - Stock Compensation.” We record share-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We recognize the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation will be recognized in general and administrative expense in the statements of operations. We issued option awards that contain both a performance condition and service condition. The option awards vest upon the consummation of the initial business combination and will expire in five years after the date on which they first become exercisable. We have determined that the consummation of an initial business combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the period from inception to September 30, 2023.

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

As of September 30, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

Other than the above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021, June 30, 2021, September 30, 2021, March 31, 2022, June 30, 2022, September 30, 2022 and June 30, 2023, as filed with the SEC on June 25, 2021, August 13, 2021, November 22, 2021, May 9, 2022, August 15, 2022, November 14, 2022 and August 14, 2023, respectively, (iv) Definitive Proxy Statement on Schedule 14A, as amended, as filed with the SEC on November 7, 2023, and (v) our 2022 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities..

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

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

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

Dated: November 20, 2023	QUADRO ACQUISITION ONE CORP.

	By:	/s/ Dimitri Elkin
	Name:	Dimitri Elkin
	Title:	Chief Executive Officer