Form 10-K
period 2023-12-31
Quadro Acquisition One Corp.
filed 2024-04-17
CIK 1825962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-40077

QUADRO ACQUISITION ONE CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 Library Avenue, Suite 204, Newark, DE	19715
(Address of principal executive offices)	(Zip Code)

(302) 738-6680
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-third of one Redeemable Warrant	QDROU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.001 per share	QDRO	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50, subject to adjustment	QDROW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s ordinary shares held by non-affiliates (based upon the closing price of such shares as reported on the Nasdaq Capital Market) was approximately $26.7 million. Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding ordinary shares have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 12, 2024, there were a total of 7,820,680 ordinary shares of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Quadro Acquisition One Corp.

Annual Report on Form 10-K

Year Ended December 31, 2023

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and “our company” are to Quadro Acquisition One Corp, a Cayman Islands exempted company.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or

●	our financial performance.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

ii

PART I

ITEM 1. BUSINESS.

General

We are a blank check company incorporated as a Cayman Islands exempted company on September 15, 2020. We were incorporated for the purpose of engaging in an initial business combination with one or more businesses or entities.

On January 12, 2024, we entered into a Business Combination Agreement relating to an initial business combination. Please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a complete description of the Business Combination Agreement.

Initial Public Offering

On February 22, 2021, we consummated our initial public offering of 23,000,000 units. Each unit consists of one ordinary share and one-third of one redeemable warrant, or the public warrants, with each public warrant entitling the holder thereof to purchase one class A ordinary share for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.1 million, of which approximately $8.1 million was for deferred underwriting commissions.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 4,400,000 warrants, or the private placement warrants, to Kismet Sponsor Limited, our prior sponsor, at a purchase price of $1.50 per private placement warrant, generating gross proceeds of $6.6 million, and incurring offering costs of approximately $7,000.

A total of $230.0 million, consisting of the net proceeds of the initial public offering and a portion of the proceeds of the private placement, was placed in the trust account maintained by Continental Stock Transfer & Trust Company, or Continental, acting as trustee.

We originally had up to 24 months from the closing of our initial public offering, or until February 22, 2023, to consummate an initial business combination. However, on February 20, 2023, we held an extraordinary general meeting at which our shareholders approved our second amended and restated memorandum and articles of association to extend the date by which we must consummate an initial business combination to April 22, 2023 and to allow our board, without another shareholder vote, to extend such date on a monthly basis up to seven times for an additional one month each time until November 22, 2023. On November 20, 2023, we held an extraordinary general meeting at which shareholders approved another an amendment to our second amended and restated memorandum and articles of association to extend the date by which we must consummate an initial business combination to May 22, 2024.

It is the job of our sponsor, Quadro Sponsor LLC, a Delaware limited liability company, which we refer to in this report as our sponsor, and our management team to complete our initial business combination. Our management team is led by Dimitri Elkin, our Chief Executive Officer. We must complete our initial business combination by May 22, 2024. If our initial business combination is not consummated by such date, and we do not obtain another extension, then our existence will terminate, and we will distribute all amounts in the trust account.

Sponsor Transaction and Name Change

On June 15, 2022, our prior sponsor transferred the 6,250,000 class B ordinary shares issued to it prior to the initial public offering, which we refer to as the founder shares, and 4,400,000 private placement warrants it held to our sponsor, a wholly owned subsidiary of our prior sponsor. On June 30, 2022, our prior sponsor transferred all the membership interests of our sponsor to Quadro IH DMCC, a company registered in Dubai Multi Commodities Centre in the United Arab Emirates, or Quadro IH. In connection with this transaction, our board appointed Dimitri Elkin to serve as our Chief Executive Officer and principal financial and accounting officer.

At our extraordinary general meeting held on February 20, 2023, our shareholders also approved the change of our name from Kismet Acquisition Two Corp. to Quadro Acquisition One Corp.

Business Strategy

We seek to capitalize on the substantial deal sourcing, investing and operating expertise of our Chief Executive Officer, Dimitri Elkin, and our sponsor. While we may pursue an acquisition opportunity in any industry or sector and in any region, we have initially focused on industries that complement our management team’s background and network so we can capitalize on their ability to identify, acquire and operate a business. We, therefore, have focused on companies in the internet and technology sectors. Due to the current unstable situation, we have not searched for a business combination in Russia or Belarus, and instead are focusing on the wider area of Europe, the Middle East and Africa, or the EMEA, especially the Middle East and Africa. We may, however, decide to enter into an initial business combination with a target business that meets some but not all of these criteria and guidelines.

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

Under conditions where the capital markets in the EMEA are generally less developed than the U.S. capital markets, we believe we can provide the target company with an attractive alternative path to a public listing or sale.

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

Initial Business Combination

The rules of The Nasdaq Stock Market LLC, or Nasdaq, require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable, if any, on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria.

We anticipate structuring our initial business combination so that the post-transaction company in which our shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. Nasdaq rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable, if any, on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable. If our securities are not listed on Nasdaq, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on Nasdaq at the time of our initial business combination.

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

Post-Acquisition Leadership

After the initial business combination, we will seek to apply a rigorous approach to enhancing shareholder value through our participation on the board of directors or through direct involvement with company operations or both. We intend to rely on the extensive professional network of our sponsor, including long term associates and former employees and will assemble a team of industry experts that have the most relevant expertise to enhance the shareholder value.

Our Management Team

For a description of our management team, see Item 10 “Directors, Executive Officers and Corporate Governance” of this report. Members of our management team are not obligated to devote any specific number of hours to our matters, but they have devoted and will continue to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management devote in any time period varies based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

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

We believe that the network of contacts and relationships of our management team provides us with important sources of acquisition opportunities.

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

If any of our executive officers becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.235 billion or more, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our class A ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Financial Position

With funds available in the trust account for an initial business combination in the amount of approximately $17.25 million as of March 31, 2024, assuming no further redemptions and prior to taking into account payment of $2,817,500 of remaining deferred underwriting fees, and before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in any operations, and we will not engage in any operations until the consummation of our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our share capital, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our class A ordinary shares not held by our sponsor, or the public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

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

Sources of Target Businesses and Potential Finder’s Fees

Target business candidates have been, and we expect they will continue to be, brought to our attention from various unaffiliated sources as a result of our management’s experience, execution history and ability to deploy capital. These sources include, but are not limited to, investment bankers, private investment funds and other members of our network of business relationships. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus for our initial public offering or this report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account.

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

In any case, we will only complete our initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target business sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the outstanding equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may (i) subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and (ii) cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the Securities and Exchange Commission, or the SEC, subject to the provisions of our second amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons. Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

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

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then outstanding public shares, subject to the limitations described herein.

As of March 31, 2024, the amount in the trust account was approximately $10.97 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. Our sponsor, officers and directors have entered into respective letter agreements with us, pursuant to which our sponsor has agreed to waive its redemption rights with respect to its founder shares, and our sponsor, officer and directors have agreed to waive their redemption rights with respect to any public shares they may acquire, in connection with the completion of our initial business combination. Our directors will also agree to waive their redemption rights in connection with the completion of our initial business combination with respect to any founder shares transferred to them by the sponsor.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our second amended and restated memorandum and articles of association would require shareholder approval. If we structure an initial business combination transaction with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination. We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirements or we choose to seek shareholder approval for business or other legal reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our second amended and restated memorandum and articles of association (i) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and (ii) file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

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

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our second amended and restated memorandum and articles of association: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and (ii) file proxy materials with the SEC. In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, our sponsor has agreed to vote its founder shares and any public shares purchased in favor of our initial business combination. In addition, our officers and directors have agreed to vote any public shares owned by them in favor of such proposed business combination. Our directors will also agree to vote any founder shares transferred to them by our sponsor in favor of such proposed business combination. For purposes of seeking approval of the majority of our outstanding ordinary shares, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into respective letter agreements with us, pursuant to which our sponsor has agreed to waive its redemption rights with respect to its founder shares, and our sponsor, officers and directors have agreed to waive their redemption rights with respect to any public shares they may acquire, in connection with the completion of our initial business combination. Our directors will also agree to waive their redemption rights in connection with the completion of our initial business combination with respect to any founder shares transferred to them by our sponsor.

Our second amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all public shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our second amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the public shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 20% of the public shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 20% of the public shares without our consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares for or against our initial business combination.

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

If our initial proposed business combination is not completed, we may continue to try to complete our initial business combination with a different target.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our sponsor, officers and directors have agreed that we will have until May 22, 2024 to complete our initial business combination. If we are unable to complete our initial business combination by such date, or amend our second amended and restated memorandum and articles of association to extend such date (which such amendment would require shareholder approval), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for the payment of taxes, if any (and less up to $100,000 in interest reserved for expenses in connection with our dissolution), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our founder shares or warrants, which will expire worthless if we fail to consummate our initial business combination within the above time period. The redemption of public shares from the trust account shall be done automatically by function of our second amended and restated memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Cayman Islands law.

Pursuant to a letter agreement with us, our sponsor has waived its rights, and our directors will also waive their rights, to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by required date. However, if our sponsor acquires public shares, it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by the required date.

Our sponsor, executive officers and directors have agreed, each pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the required date, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (and less up to $100,000 in interest reserved for expenses in connection with our dissolution), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

It is possible that the per share value of the residual assets remaining available for distribution in the trust account will be only $10.00 per share initially held in the trust account. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00 per share.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2023, we did not have any funds outside the trust account with which to pay any such potential claims plus interest released to us. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete an initial business combination by the required date, (ii) in connection with a shareholder vote to amend our second amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by the required date or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their public shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination by the required date, with respect to such public shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our second amended and restated memorandum and articles of association, like all provisions of our second amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Employees

We currently have one executive officer. Members of our management team are not obligated to devote any specific number of hours to our matters, but they have devoted and will continue to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period varies based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

ITEM 1A. RISK FACTORS.

Risks Relating to Our Business

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

Our sponsor, officers and directors agreed that we must complete our initial business combination by May 22, 2024. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our second amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations, management has determined that our mandatory liquidation and subsequent dissolution raises substantial doubt about our company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should our company be required to liquidate. The financial statements do not include any adjustment that might be necessary if our company is unable to continue as a going concern.

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

Unlike many other blank check companies in which the sponsor agrees to vote its founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our sponsor has agreed (and its permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote its founder shares as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. As of the date of this report, our sponsor owns approximately 80% of our outstanding ordinary shares. As a result, we would not need any public shareholders to vote in favor of a transaction. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our sponsor agreed to vote its founder shares in accordance with the majority of the votes cast by our public shareholders.

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

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by May 22, 2024. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the prescribed time frame. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or public warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our second amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by the required date or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not completed an initial business combination by the required date, subject to applicable law and as further described herein. Public shareholders who redeem their class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination by the required date, with respect to such class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of public warrants will not have any right to the proceeds held in the trust account with respect to the public warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or public warrants, potentially at a loss.

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

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of our initial public offering and the sale of the private placement warrants, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, our security holders are not afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable upon consummation of our initial public offering and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

If the funds not being held in the trust account are insufficient to allow us to operate, we may be unable to complete our initial business combination.

As of December 31, 2023, we did not have any funds outside the trust account. However, on November 17, 2023, we signed a non-binding letter of intent with New Degree Growth LLC, or NDG, for a proposed transaction between us and NDG. Included in the general terms and conditions of the letter of intent is a condition where NDG will assume the payment of our operating expenses, including the service fees of our auditors, legal counsel, accountants, stock transfer agent and others, in the amount of not more than $100,000 (one hundred thousand dollars) per month, including the payment of our monthly contribution to the trust account. In addition, within five business days upon the signing of the letter of intent, NDG or its representatives agreed to make a deposit in the amount of $30,000 (thirty thousand dollars) into the trust account. As of December 31, 2023, a total of $110,000 was advanced by NDG to us. We believe that these funds will be sufficient to allow us to operate until we complete our initial business combination; however, we cannot assure you that our estimate is accurate.

Furthermore, if the letter of intent is terminated, we will need to raise additional capital through loans or additional investments from our sponsor, officers or directors or their affiliates. Our sponsor, officers and directors, or their affiliates, may, but are not obligated to, loan funds to us, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. In connection with our assessment of going concern considerations, management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management continues to seek to complete a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 22, 2024. The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Our operations are dependent upon a relatively small group of individuals and in particular, Dimitri Elkin, our Chief Executive Officer, and our directors, Messrs. Jonathan D. Morris, Gregory D. Nelson and Konstantin Tourevski. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities and for identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers or board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

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

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel with regard to our selection of a target company. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

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

If we are unable to consummate our initial business combination by required date, our public shareholders may be forced to wait beyond the ten business day period thereafter before redemption from our trust account.

If we are unable to consummate our initial business combination by the required date, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account not previously released to us to pay our taxes, if any, less up to $100,000 of interest for our dissolution expenses, divided by the number of then outstanding public shares and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described elsewhere in this report. Any redemption of public shareholders from the trust account shall be effected automatically by function of our second amended and restated memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act (Revised) of the Cayman Islands, as amended, or the Companies Act. In that case, investors may be forced to wait beyond the ten business days following May 22, 2024 before the redemption proceeds of our trust account become available to them, and they receive the return of their portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our second amended and restated memorandum and articles of association and then only in cases where investors have sought to redeem their class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We seek to complete our initial business combination with an operating company, except that we will not, under our second amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. There is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following the business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed by them to us, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries or sectors outside the technology and internet sectors which may or may not be outside of our management’s area of expertise.

We will consider an initial business combination outside of the technology and internet sectors (which sectors may or may not be outside our management’s areas of expertise) if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholder or warrant holder who remains a shareholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

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

We intend to focus on companies in EMEA, including emerging markets. Operating a business in emerging markets can involve a greater degree of risk than operating a business in more developed markets, including, in some cases, increased political, economic and legal risks. Emerging market governments and judiciaries often exercise broad, unchecked discretion and are susceptible to abuse and corruption. Moreover, financial turmoil in any emerging market country tends to adversely affect the value of investments in all emerging market countries as investors move their money to more stable, developed markets. As has happened in the past, financial problems or an increase in the perceived risks associated with investing in companies in emerging economies could dampen foreign investment in emerging markets. Generally, investment in emerging markets is only suitable for sophisticated investors who fully appreciate the significance of the risks involved in, and are familiar with, investing in emerging markets.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflicts between Russia and Ukraine and between Hamas and Israel. Our search for an initial business combination, and any target business with which we ultimately consummates an initial business combination, may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflicts in Ukraine and Israel or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing the potential impact on our business. Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S. denominated banknotes to Russia or persons locates there. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Any of the abovementioned factors could affect our ability to search for a target and consummate a business combination. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report.

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

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers and directors. Our executive officers and directors also serve as officers and/or board members for other entities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor will lose its entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our sponsor holds an aggregate of 6,250,000 founder shares as of the date of this report. The founder shares will be worthless if we do not complete our initial business combination. In addition, our sponsor has purchased an aggregate of 4,400,000 private placement warrants, each of which such warrants will be exercisable for one class A ordinary share at $11.50 per share, that will also be worthless if we do not complete a business combination. The sponsor has agreed (i) to vote any shares owned by it in favor of any proposed business combination and (ii) not to redeem any shares in connection with a shareholder vote or tender offer to approve or in connection with a proposed initial business combination. The personal and financial interests of our sponsor may influence its motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for the completion of our initial business combination nears.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We may be able to complete only one business combination, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business, property or asset, or dependent upon the development or market acceptance of a single or limited number of products, processes or services. This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

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

We may effect an initial business combination with a business located outside of the United States. If we do, we would be subject to any special considerations or risks associated with businesses operating in the target’s home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	differing laws and regulations regarding exchange listing and delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	inflation greater than that experienced in the United States;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, military conflicts and wars, including the conflicts in Ukraine and Gaza; and

●	deterioration of political relations with the United States.

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

If our initial business combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our shares after or in connection with such initial business combination.

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

However, in connection with an initial business combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a domestic corporation prior to certain redemptions and, because our securities are trading on the Nasdaq Capital Market, it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with the initial business combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the Treasury Department, redemptions in complete liquidation of the company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our shares redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the Treasury Department that may be issued and applicable to the redemptions. Issuances of shares by a repurchasing corporation in a year in which such corporation repurchases shares may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing corporation itself, not the shareholders from which shares are repurchased. The imposition of the excise tax as a result of redemptions in connection with the initial business combination could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial business combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

We may migrate to another jurisdiction in connection with our initial business combination and such migration may result in taxes imposed on shareholders.

We may, in connection with our initial business combination or earlier, and subject to requisite shareholder approval under the Companies Act, transfer by way of continuation (migrate) to a different jurisdiction, including, for example, the jurisdiction in which the target company or business is located. Such a transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident (and/or the jurisdictions in which its owners are resident if it is a tax transparent entity under the tax laws of such jurisdictions, including under any anti-deferral regime), in which the target company is located, or in which we migrate. As a Cayman Islands entity, we do not have access to a network of income tax treaties to protect us from withholding taxes or gains taxes that may be imposed by other jurisdictions, and it may not be possible to effect repatriation of earnings or the receipt of income from our investments in a tax efficient manner. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may also be subject to withholding taxes or other taxes imposed by the jurisdiction where we are migrated to with respect to their ownership of us.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including: (i) registration as an investment company with the SEC; (ii) adoption of a specific form of corporate structure; and (iii) reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not currently subject to.

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

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account were previously only invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. On February 10, 2023, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed the trustee to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in an interest bearing demand deposit account at Morgan Stanley. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) absent an initial business combination, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares, and (iii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our second amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by required date or with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete our initial business combination. If we are unable to complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have instructed the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account at Morgan Stanley. As a result, we may receive less interest on the funds held in the trust account than the interest we would have received pursuant to our original trust account investments, which could reduce the dollar amount our public shareholders would receive upon any redemption or liquidation.

The funds in the trust account had, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we have instructed the trustee, on February 10, 2023, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in an interest bearing demand deposit account at Morgan Stanley until the earlier of the consummation of our initial business combination or liquidation. Following such liquidation, we may receive less interest on the funds held in the trust account than the interest we would have received pursuant to our original trust account investments. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, our decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in an interest bearing demand deposit account at Morgan Stanley could reduce the dollar amount our public shareholders would receive upon any redemption or liquidation.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our second amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their constitutional documents. We cannot assure you that we will not seek to amend our second amended and restated memorandum and articles of association that will make it easier for us to consummate an initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of initial business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our second amended and restated memorandum and articles of association prior to our initial business combination. Amending our second amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, being (i) the affirmative vote of at least a two-thirds (2/3) of the votes cast by the holders of the issued ordinary shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or (ii) a unanimous written resolution of the shareholders.

Our sponsor, officers and directors have agreed, each pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the deadline, unless we provide our public shareholders with the opportunity to redeem their class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (less any interest released to us for taxes, if any), divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsor, officers and directors. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers and directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our outstanding warrants may have an adverse effect on the market price of our class A ordinary shares and make it more difficult to effect a business combination.

We issued public warrants to purchase class A ordinary shares as part of the units sold in our initial public offering, of which 7,666,666 are currently outstanding. To the extent we issue class A ordinary shares to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these public warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding class A ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our public warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the public warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these public warrants are exercised, you may experience dilution to your holdings.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential shareholders could lose confidence in our financial statements, which would harm the trading price of our common shares.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under Section 404 of the Sarbanes-Oxley Act, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated filers or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies, like us, are not required to include an attestation report of their auditors in annual reports.

A report of our management is included under Item 9A. “Controls and Procedures.” We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in our annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2023, management identified a material weakness described under Item 9A. “Controls and Procedures.” We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our share price.

Because our company is incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

The Cayman Islands has a different body of securities laws as compared to the United States and provides less protection to investors. Additionally, Cayman Islands companies may not have standing to sue before the federal courts of the United States.

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

We may be a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a passive foreign investment company, or PFIC, for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend upon the status of an acquired company pursuant to a business combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception is uncertain, and there can be no assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide a U.S. Holder such information as the Internal Revenue Service may require, including a PFIC annual information statement in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. holders to consult their tax advisors regarding the possible application of the PFIC rules to holders of our class A ordinary shares and warrants.

Risks Relating to Ownership of our Securities

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On February 20, 2024, we received a notice from Nasdaq indicating that, unless we timely requested a hearing before the Nasdaq Hearings Panel, trading of our securities on Nasdaq would be suspended due to our non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its registration statement relating to its initial public offering. We timely requested a hearing before the Nasdaq Hearings Panel, which resulted in a stay of any suspension or delisting action pending the hearing. The hearing was held on March 26, 2024. At the hearing, we requested an extension until August 19, 2024 to allow us sufficient time to complete the proposed Business Combination Agreement described elsewhere in this report, which was granted by the Nasdaq Hearings Panel. Accordingly, trading of our securities will not be suspended if we complete the proposed Business Combination Agreement by August 19, 2024. No assurance can be given that we will complete the proposed Business Combination Agreement by such date.

Furthermore, although we currently meet Nasdaq’s other listing standards, our securities may not continue to be listed on Nasdaq in the future prior to an initial business combination. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We may not be able to meet those initial listing requirements at that time.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our securities are listed on Nasdaq, our units, class A ordinary shares and public warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

A market for our securities may not fully develop or be sustained, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the ongoing military conflict in Ukraine, Gaza and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases). An active trading market for our securities may not fully develop or be sustained. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on Nasdaq or another national exchange. You may be unable to sell your securities unless a market can be fully developed and sustained.

Our sponsor and affiliated entities control a substantial interest in our company and thus may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our sponsor owns approximately 80% of our issued and outstanding ordinary shares as of the date of this report. Our sponsor, officers, directors or their affiliates could determine in the future to purchase our securities in the open market or in private transactions, to the extent permitted by law. In connection with any vote for a proposed business combination, our sponsor has agreed to vote the founder shares owned by it, and our sponsor, officers and directors have agreed to vote any class A ordinary shares owned by them in favor of such proposed business combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law until an initial business combination is completed. If there is an annual meeting, as a consequence of our “staggered” board of directors, fewer than half of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsor will continue to exert control at least until the consummation of our initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of our class A ordinary shares, you will lose the ability to redeem all such shares in excess of 20% of our class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our second amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in our initial public offering without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares for or against our initial business combination. Your potential inability to redeem all of our shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in our company if you sell any excess shares in open market transactions. Additionally, you will not receive redemption distributions with respect to such excess shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

We may amend the terms of the public warrants in a way that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding warrants.

Our public warrants were issued in registered form under a warrant agreement between Continental, as warrant agent, and us. The warrant agreement provides that the terms of the public warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the public warrants and the warrant agreement, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the public warrants, provided that the approval by the holders of at least 65% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the public warrants, shorten the exercise period or decrease the number of class A ordinary shares purchasable upon exercise of a public warrant.

We may issue additional class A ordinary shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances could substantially dilute the interest of our shareholders and likely present other risks.

Our second amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 class A ordinary shares, par value $0.001 per share, and 10,000,000 class B ordinary shares, par value $0.001 per share. As of the date of this report there are 192,179,320 class A ordinary shares available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants. We may issue a substantial number of additional class A ordinary shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our second amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary shares may significantly dilute the equity interest of our shareholders; could cause a change of control if a substantial number of class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; may adversely affect prevailing market prices for our units, class A ordinary shares and/or warrants; and may not result in adjustment to the exercise price of our warrants.

We may redeem your unexpired public warrants prior to their exercise at a time that is disadvantageous to you, thereby making your public warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per public warrant, provided that the closing price of our class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise the public warrants. Redemption of the outstanding public warrants could force you to (i) exercise your public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your public warrants at the then-current market price when you might otherwise wish to hold your public warrants or (iii) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, we expect would be substantially less than the market value of your public warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant, upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our class A ordinary shares equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their public warrants prior to redemption for a number of class A ordinary shares determined based on the redemption date and the fair market value of our class A ordinary shares. The value received upon exercise of the public warrants (i) may be less than the value the holders would have received if they had exercised their public warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the public warrants, including because the number of class A ordinary shares received is capped at 0.361 class A ordinary shares per public warrant (subject to adjustment) irrespective of the remaining life of the public warrants.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.235 billion or more, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our class A ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate an initial business combination. However, because we have investments in our trust account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our initial public offering.

ITEM 2. PROPERTIES.

Our executive offices are located at 850 Library Avenue, Suite 204, Newark, DE 19715, and our telephone number is (302) 738-6680. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, class A ordinary shares and public warrants are each traded on The Nasdaq Capital Market under the symbols QRDOU, QRDO and QRDOW, respectively. Our units commenced public trading on February 18, 2021, and our shares and public warrants commenced separate public trading on April 12, 2021.

Holders

As of April 12, 2024, there was one holder of record of our units, two holders of record of our class A ordinary shares and one holder of record of our public warrants. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time, and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2023, we did not have in effect any compensation plans under which our equity securities were authorized for issuance and we did not have any outstanding share options.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2023 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2023 fiscal year.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with our shareholder meeting held on November 20, 2023, the holders of 977,473 class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.77 per share for an aggregate of approximately $10.526 million.

Except for the foregoing, no repurchases of our equity securities were made during the fourth quarter of 2023.

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

The registration statement for our initial public offering was declared effective on February 17, 2021. On February 22, 2021, we consummated our initial public offering of 23,000,000 units, at $10.00 per unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.1 million, of which approximately $8.1 million was for deferred underwriting commissions.

Simultaneously with the closing of our initial public offering, we consummated the private placement of 4,400,000 private placement warrants, at a price of $1.50 per private placement warrant, to our prior sponsor, generating gross proceeds of $6.6 million, and incurring offering costs of approximately $7,000.

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

If we are unable to complete a business combination by the current deadline, May 22, 2024, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes that were paid by us or are payable by us, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On January 31, 2023, we issued an aggregate of 6,250,000 class A ordinary shares to the sponsor, upon the conversion of an equal number of class B ordinary shares held by the sponsor. The 6,250,000 class A ordinary shares issued in connection with this conversion are subject to the same restrictions as applied to the class B ordinary shares before the conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the initial public offering.

On February 20, 2023, we held an extraordinary general meeting at which our shareholders approved our second amended and restated memorandum and articles of association to extend the date by which we must consummate an initial business combination to April 22, 2023, and to allow our board, without another shareholder vote, to extend the such date on a monthly basis up to seven times for an additional one month each time until November 22, 2023. In connection with the vote to approve this extension, the holders of 20,451,847 class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.20 per share, for an aggregate redemption amount of approximately $208.5 million.

On November 20, 2023, we held an extraordinary general meeting at which our shareholders approved an amendment to our second amended and restated memorandum and articles of association to extend the date by which we must consummate an initial business combination to May 22, 2024 (or such earlier date as determined by our board of directors). In connection with the vote to approve this extension, the holders of 977,473 class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.77 per share, for an aggregate redemption amount of approximately $10.526 million.

Recent Developments

Business Combination

On January 12, 2024, we and Quadro Merger Sub Inc., a Delaware corporation and newly formed wholly-owned subsidiary of our company, or the Quadro Merger Sub, entered into a Business Combination Agreement, or the BCA, with NHC Holdings II, Inc., a Delaware corporation, or the Seller, NHC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Seller, or the Seller Merger Sub, Global Growth Holdings, LLC, a Delaware limited liability company, or Global Growth, and Greg Lindberg, a resident of the State of Florida, or the Individual Target Sponsor. Global Growth and the Individual Target Sponsor own, directly or indirectly, beneficial interests in certain affiliates, or the Target Affiliates, conducting businesses related to collectibles and healthcare software and services, which Target Affiliates will be consolidated prior to closing as subsidiaries of the Seller Merger Sub, as described in more detail in the BCA. The name and symbol under which the surviving company will trade following the closing will be determined at a later date.

As the first step in the consummation of the transactions contemplated by the BCA, we will migrate to and domesticate as a Nevada corporation, or the Domestication, in accordance with Section 92A.270 of the Nevada Revised Statutes and the Companies Act. In connection with the Domestication, (i) each then-issued and outstanding class A ordinary share shall convert automatically, on a one-for-one basis, into one share of class A common stock of our company after the Domestication; (ii) each then-issued and outstanding warrant to purchase one class A ordinary share at an exercise price of $11.50 shall continue and remain outstanding on a one-for-one basis; and (iii) each then-issued and outstanding unit shall be canceled and entitle the holder to one share of class A common stock and one warrant.

Following the Domestication, the parties will effect a merger of the Quadro Merger Sub with and into the Seller Merger Sub, with the Seller Merger Sub surviving such merger as a wholly-owned subsidiary of our company, or the Merger. As consideration for the Merger, we shall issue an aggregate of 208,715,500 shares of class A common stock (subject to adjustment) to the Seller and the Individual Target Sponsor, or the Merger Consideration. All class A common stock issued as part of the Merger Consideration shall be valued at Ten Dollars ($10.00) per share. The Merger Consideration is subject to adjustment upward or downward by an amount that is equal to the same percentage by which the Consolidated EBITDA (as defined in the BCA) of the Target Affiliates for the fiscal year ending December 31, 2023, exceeds or falls short of One Hundred Forty-Two Million Four Hundred Eighteen Thousand Nine Hundred and Ninety-One dollars ($142,418,991).

The BCA contains customary representations and warranties of our company, the Quadro Merger Sub, the Seller, the Seller Merger Sub, and the Target Affiliates relating to their respective businesses, in certain cases subject to materiality and “Material Adverse Effect” qualifiers. The BCA also provides for customary pre-closing covenants of the parties, including a covenant to conduct their respective businesses in all material respects in the ordinary course consistent with past practice and to refrain from taking certain actions without the other parties’ consent. The parties have also agreed to, among other things, customary exclusivity provisions for transactions of this type.

The Seller did not deliver completed disclosure schedules with exceptions to the representations and warranties of the Seller and the Seller Merger Sub at the time of the signing of the BCA. However, the Seller is required to deliver the fully completed disclosure schedules to us as soon as reasonably practicable, but in no event later than February 29, 2024 (the parties are currently negotiating an amendment to the BCA to extend this date). We will then have fifteen (15) business days to review the disclosure schedules. If we object to any material adverse information contained in the Seller’s disclosure schedules and the parties cannot agree on reasonable and mutually satisfactory modifications to the BCA to address our objections, then we may terminate the BCA.

We are permitted under the BCA to seek a valuation presentation, either in the form of a fairness opinion or a valuation report, regarding the Merger Consideration for a period of time after the signing date. If we choose to seek a valuation, we will engage a financial advisor. We will be required within two (2) business days after receiving the valuation presentation or fairness opinion from such financial advisor to determine in accordance with its fiduciary duties, whether the Merger Consideration is substantively fair, taking into account all relevant economic and financial terms of the transactions, to our shareholders, or a Fairness Determination. If our board of directors is unable in good faith to make a Fairness Determination, it may terminate the BCA subject to an obligation to seek to negotiate changes to the BCA with the Seller that would allow our board of directors to make a Fairness Determination.

Consummation of the Merger is subject to various conditions, including, among others, customary conditions relating to the approval of the Domestication and the BCA by the requisite vote of our shareholders; effectiveness of a registration statement on Form S-4 that will include our proxy statement and constitute a prospectus relating to the issuance of the class A common stock upon completion of the Domestication and the Merger Consideration; absence of an injunction by any court or other tribunal of competent jurisdiction and absence of a law that prevents, enjoins, prohibits, or makes illegal the consummation of the Merger; and receipt of all consents, approvals, and authorizations legally required to be obtained to consummate the Merger and of any customary legal opinions from counsel to us and the Seller Merger Sub. In addition, each party’s obligation to consummate the Merger is subject to the satisfaction (or waiver, to the extent permitted by applicable law) of the following conditions:

●	receipt by us of the Target Affiliates’ audited financial statements, which includes consolidated balance sheets and consolidated statements of income, shareholders’ equity, and cash flows, as of and for the year ended December 31, 2023, prepared in accordance with United States generally accepted accounting principles;

●	the net tangible assets of our company being valued at $5,000,0001 or more after giving effect to the closing of the Merger and any related financing transactions;

●	completion of the Target Affiliates Restructuring (as defined in the BCA), whereby the Seller Merger Sub will acquire ownership of the Target Affiliates; and

●	completion of the Target Affiliates Refinancing (as defined in the BCA) and repayment in full of all Target Affiliate Obligations (as defined in the BCA).

The obligation of the parties to consummate the Merger is also conditioned upon the representations and warranties of each other party being true and correct (subject to certain materiality exceptions), each other party having performed in all material respects its obligations under the BCA and any ancillary documents related thereto, and the absence of a Material Adverse Effect (as defined in the BCA) on each party, unless stated otherwise in the BCA or waived upon mutual agreement of our company and the Seller.

The BCA may be terminated, and the transactions contemplated thereby may be abandoned at any time prior to the closing as follows:

(a)	by mutual written consent of our company and the Seller;

(b)	by written notice by us or the Seller if any of the conditions to the closing have not been satisfied or waived by June 30, 2024, or the Outside Date; provided, however, that this termination right shall not be available to a party if the breach or violation by such party or its affiliates of any representation, warranty, covenant or obligation under the BCA was the cause of, or resulted in, the failure of the closing to occur on or before the Outside Date;

(c)	by written notice of either us or the Seller if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining, or otherwise prohibiting the transactions contemplated by the BCA, and such order or other action has become final and non-appealable;

(d)	by written notice by the Seller to us, if (i) there has been a material breach by us of any of our representations, warranties, covenants, or agreements contained in the BCA, or if any representation or warranty of our company becomes materially untrue or materially inaccurate, in any case, which would result in a failure of one of the BCA’s conditions to be satisfied (treating the closing date for such purposes as the date of the BCA or, if later, the date of such breach), and (ii) the breach or inaccuracy is incapable of being cured or is not cured within twenty (20) days after written notice of such breach or inaccuracy is provided to us by the Seller or the Seller Merger Sub; provided, that neither the Seller nor the Seller Merger Sub shall have the right to terminate the BCA under this section if at such time the Seller or the Seller Merger Sub is in material uncured breach of thereof;

(e)	by written notice by us to the Seller, if (i) there has been a breach by the Seller, the Seller Merger Sub, or any of the Target Affiliates of any of their respective representations, warranties, covenants, or agreements contained in the BCA, or if any representation or warranty of such parties become untrue or inaccurate, in any case, which would result in a failure of one of the BCA’s conditions to be satisfied (treating the closing date for such purposes as the date of the BCA or, if later, the date of such breach), (ii) the breach or inaccuracy is incapable of being cured or is not cured within twenty (20) days after written notice of such breach or inaccuracy is provided by us to the Seller and the Seller Merger Sub; provided, that we shall not have the right to terminate the BCA under this section if at such time we are in material uncured breach thereof, or (iii) we object to any material adverse information contained in the Seller’s disclosure schedules or our board of directors is unable in good faith to make a determination in its reasonable discretion whether the Merger Consideration is fair and reasonable compensation for the acquisition of the Target Affiliates and the parties cannot agree on reasonable and mutually satisfactory modifications to the BCA to address our objections;

(f)	by written notice by us to the Seller if there shall have been a Material Adverse Effect with respect to the Seller, the Seller Merger Sub, or the Target Affiliates following the date of the BCA;

(g)	by written notice by the Seller to us if there shall have been a Material Adverse Effect with respect to our company following the date of the BCA which is uncured;

(h)	by written notice by either our company or the Seller to the other if the Required Shareholder Approval (as defined in the BCA) is not obtained; or

(i)	by written notice by us to the Seller if by February 6, 2024 our board of directors determines that it cannot make a Fairness Determination in accordance with the BCA taking into account all relevant economic and financial terms of the transactions, to our shareholders (the parties are currently negotiating an amendment to the BCA to extend this date).

Notwithstanding the foregoing, before we terminate the BCA pursuant to (i) above, we must give the Seller ten (10) business days’ prior written notice of its intention to terminate the BCA, and during the ten (10) business days following such written notice, our company, if requested by the Seller, shall negotiate in good faith with the Seller regarding any revisions to the terms of the BCA proposed by us or the Seller. If at the end of the ten (10) business day period, we conclude in good faith, after consultation with its counsel and financial advisor (and taking into account any adjustment or modification of the terms of the BCA to which the other party has agreed in writing), that we cannot make a positive Fairness Determination, then we may terminate the BCA.

The BCA requires the Seller parties to pay a termination fee to us under certain circumstances as liquidated damages. If the BCA is terminated by either us or the Seller under paragraph (b) above and the failure of the closing of the Merger to occur on or before the Outside Date was not caused by, or a result of, the breach or violation by us of any representation, warranty, covenant or obligation under the BCA, or (ii) there is a valid and effective termination of the BCA under clause (e) above, then the Seller must pay us a termination fee in cash in an aggregate amount of Two Million Five Hundred Thousand Dollars ($2,500,000), which must be paid within twenty (20) business days after the date of the valid and effective termination of the BCA by us.

Simultaneously with the execution and delivery of the BCA, we, our sponsor and the Seller entered into a Sponsor Support Agreement, pursuant to which our sponsor agreed to vote all its founder shares in favor of the BCA, the Domestication and all related transactions. Our sponsor also agreed to take certain other actions supporting the BCA and related transactions and refrain from taking actions that would adversely affect its ability to perform its obligations under the Sponsor Support Agreement.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.235 billion or more, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our class A ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

Our entire activity since inception has been in preparation for our formation and our initial public offering, and since the completion of our initial public offering, the search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial business combination at the earliest.

For the year ended December 31, 2023, we had net income of $784,626, which consisted of approximately $2.1 million of income from cash and investments held in trust account, offset by a non-operating loss of approximately $211,000 resulting from the change in fair value of derivative assets and liabilities and approximately $1.1 million general and administrative expenses.

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

Liquidity and Capital Resources

As of December 31, 2023, we had $0 in our operating bank account and working capital deficit of approximately $2.1 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our prior sponsor to cover certain expenses in exchange for the issuance of its founder shares, a loan of approximately $111,000 from the prior sponsor, which was repaid in full on February 24, 2021, and a portion of the proceeds from the consummation of our private placement not held in the trust account. In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, provide working capital loans.

On April 13, 2022, we issued an unsecured promissory note in the amount of up to $200,000 to our prior sponsor, which was amended and restated on May 25, 2022 to increase the principal amount to $400,000. This note bears no interest and was due on June 7, 2023. On June 30, 2022, our prior sponsor assigned all of its rights and obligations under this note to our sponsor. On June 7, 2023, this note was amended and restated to extend the maturity date to August 20, 2024. As of December 31, 2023, we have fully drawn $400,000 under this note. As of December 31, 2023 and 2022, approximately $400,000 and $319,000 were outstanding under this note, respectively.

On November 17, 2023, we signed a non-binding letter of intent with NDG for a proposed transaction between us and NDG. Included in the general terms and conditions of the letter of intent is a condition where NDG will assume the payment of our operating expenses, including the service fees of our auditors, legal counsel, accountants, stock transfer agent and others, in the amount of not more than $100,000 (one hundred thousand dollars) per month, including the payment of our monthly contribution to the trust account. The expenses shall initially be paid a rate of $20,000 (twenty thousand dollars) per week, payable on every Monday of the week beginning October 20, 2023, and payable into the account of our sponsor, with a catch up to the monthly rate after 90 days. In addition, within five business days upon the signing of the letter of intent, NDG or its representatives agreed to make a deposit in the amount of $30,000 (thirty thousand dollars) into the trust account. As of December 31, 2023, a total of $110,000 was advanced by NDG to us.

We may need to raise additional capital through loans or additional investments from our sponsor, officers or directors or their affiliates. Our sponsor, officers and directors, or their affiliates, may, but are not obligated to, loan funds to us, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. In connection with our assessment of going concern considerations, management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management continues to seek to complete a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 22, 2024. The accompanying financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Underwriting Agreement

In connection with our initial public offering, approximately $8.1 million in the aggregate was payable to the underwriters for deferred underwriting commissions. On August 11, 2022 and September 6, 2022, two of the underwriters in the initial public offering irrevocably waived their rights to receive an aggregate of approximately $5.2 million of deferred underwriting compensation. We recognized the portion allocated to public shares of approximately $5.0 million as an adjustment to the carrying value of the class A ordinary shares subject to possible redemption and the remaining balance of approximately $0.2 million as a gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities.

The remaining deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

The following discussion relates to critical accounting policies. The preparation of financial statements in conformity with United States generally accepted accounting principles, or GAAP, requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Derivative Liabilities. We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification, or ASC, Topic 480, “Distinguishing Liabilities from Equity” and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. We account for warrants as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the instruments as liabilities at fair value and adjusts the instruments to fair value at the end of each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value of derivative liabilities is recognized in our statements of operations. The fair value of public warrants was initially measured using Monte-Carlo simulation and has subsequently been measured on the market price of such public warrants at each measurement date when separately listed and traded. The fair value of the private placement warrants was initially measured using Black-Scholes Option Pricing Model and subsequently using the market value of the public warrants.

Class A Ordinary Shares Subject to Possible Redemption. We account for our class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable class A ordinary shares (including class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, class A ordinary shares are classified as shareholders’ equity. Our class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 1,570,680 and 23,000,000 class ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheets, respectively. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of our initial public offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income per Ordinary Share. We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as class A ordinary shares and class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding for the respective period. The calculation of diluted net income per ordinary share does not consider the effect of the public warrants or the private placement warrants since their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the years ended December 31, 2023 and 2022. Accretion associated with the redeemable class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Share-Based Compensation. We comply with the accounting and disclosure requirement of ASC Topic 718, “Compensation – Stock Compensation.” Share-based compensation to employees and non-employees is recognized over the requisite service period based on the estimated grant-date fair value of the awards. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We recognize the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation will be recognized in general and administrative expense in the statements of operations. We issued option awards that contain both a performance condition and service condition. The option awards vest upon the consummation of the initial business combination and will expire in five years after the date on which they first become exercisable. We have determined that the consummation of an initial business combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the period from inception to December 31, 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements begins on page F-1 of this annual report, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who also acts as our principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2023. Based upon, and as of the date of this evaluation, our Chief Executive Officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective. Specifically, management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2023, our internal control over financial reporting was not effective.

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

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weaknesses that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Except for the matters described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the fourth quarter of fiscal year 2023 but was not reported.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal year 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report.

Name	Age	Position
Dimitri Elkin	55	Chief Executive Officer
Konstantin Tourevski	47	Chairman of the Board
Jonathan D. Morris	47	Director
Gregory D. Nelson	55	Director

The experience of our directors and executive officers is as follows:

Dimitri Elkin. Mr. Elkin has served as our Chief Executive Officer since June 2022. Mr. Elkin has been serving as Chief Executive Officer and a director of Twelve Seas Investment Company II since July 2020. From December 2017 until December 2019, he also served as Chief Executive Officer of Twelve Seas Investment Company. Since April 2013, Mr. Elkin has been a Founding Partner of Twelve Seas Limited. From 2007 to April 2013, Mr. Elkin served as General Partner of UFG Private Equity, a private-equity firm. From 2003 to 2006, Mr. Elkin was a Founding Partner at GIC Capital, a U.S. private equity firm. From 1998 to 2003, Mr. Elkin served as an investment executive at Kohlberg Kravis Roberts & Co., heading its activities in the former Soviet Union and Eastern Europe. From 1996 to 1998, Mr. Elkin served as an investment banker at Lehman Brothers. Mr. Elkin previously served as a director of multiple corporate entities. Mr. Elkin graduated from Moscow State University and received an MBA from Harvard Business School.

Konstantin Tourevski. Mr. Tourevski has served on our board of directors since March 2023 and was appointed as Chairman of the Board in November 2023. Mr. Tourevski is a managing partner at New Age Alpha, LLC, an asset management firm, where he oversees fixed income and alternative investments. As member of senior management, he is involved in all aspects of the business including fund management, the firm’s proprietary index offerings and its custom direct indexing platform as well as general management and business development activities. Prior to joining New Age Alpha, LLC, Mr. Tourevski spent sixteen years (June 2003 – September 2019) managing investments at Loews Corporation. After joining their investment team as a research associate, he went on to hold several roles with increased responsibility encompassing research, trading, and portfolio management. Prior to leaving, Mr. Tourevski was responsible for High Yield Bonds and was part of a small team of senior portfolio managers tasked with setting the firm’s overall investment strategy. Before joining Loews Corporation, Mr. Tourevski worked in fixed-income research at JP Morgan Investment Management from June 1999 to August 2001, where he focused on issuers in technology, telecom, media, gaming, and leisure industries. His other business interests include ownership in a private holding company operating several childcare staffing franchises and a real estate management and development business with focus on vacation rental properties. Mr. Tourevski is a CFA charterholder and holds a B.A. in Economics from New York University, summa cum laude, and an MBA with honors from Columbia Business School. We believe Mr. Tourevski is well-qualified to serve as on our board of directors because of his extensive investment and management experience.

Jonathan Morris. Mr. Morris has served on our board of directors since January 2024. Mr. Morris has over 24 years of experience as a finance executive, principal, operator, and advisor. Since 2022, Mr. Morris has served as the Chief Financial Officer of Global Blockchain Acquisition Corp.  Since 2020, Mr. Morris has served as the Chief Financial Officer of Twelve Seas Investment Company II (where he also serves as a director), FreeCast, Inc. and Hush Aerospace LLC. Since 2021, Mr. Morris has served as the Chief Development Officer of TLG Acquisition One Corp. Prior to these roles, in 2020, Mr. Morris served as Chief Financial Officer at Imageware Systems, Inc., and from 2016 to 2020, led principal investments and structuring as President and Senior Managing Director at a large private family office. From 2012 to 2016, Mr. Morris served as a Director at Blackstone Group, Inc., where he focused on telecom and technology investments. From 2005 to 2012, Mr. Morris was part of the TMT Investment Banking Group of Credit Suisse. Mr. Morris began his career in 1997 within the private equity division of Lombard, Odier et Cie, a private bank in Switzerland, and subsequently went to work as an associate at GAIN Capital, a currency hedge fund from 1999 to 2003. Mr. Morris has served on several boards, including on the board of SunGard AS. Mr. Morris earned his B.S. in Economics and Finance from the University of Virginia and his M.B.A. from Georgetown University. We believe Mr. Morris is well-qualified to serve on our board of directors because of his extensive investment and management experience.

Gregory Nelson. Mr. Nelson has served on our board of directors since January 2024. Mr. Nelson has over 30 years of experience as a finance and investment banking executive and advisor. Since 2014, Mr. Nelson has served as a Managing Director of TAG Financial Institutions Group, LLC, a boutique investment banking firm focused on the Financial Services industry.  Prior to this role, Mr. Nelson served as a Senior Vice President of U.S. Re Companies from 2007 to 2014, where he oversaw corporate development and managed the day-to-date operations of its broker-dealer subsidiary. Previously, during the period of 2001 – 2007, Mr. Nelson worked in investment banking positions of increasing responsibility with Bear Stearns & Company, Friedman, Billings, Ramsey & Co., and Banc of America Securities, respectively. Prior to entering the investment banking industry, Mr. Nelson worked in corporate accounting and finance positions with the Allstate Corporation and Amerin Guaranty Corp. (now part of Radian Group). He began his career in public accounting in 1991.  Mr. Nelson earned his BBA in Accounting from Western Michigan University and his M.B.A. from the University of Chicago Booth School of Business. We believe Mr. Nelson is well-qualified to serve on our board of directors because of his extensive investment experience.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Nelson, will expire at our annual meeting of shareholders to be held in 2026. The term of office of the second class of directors, consisting of Mr. Tourevski, will expire at the annual meeting of shareholders to be held in 2024. The term of office of the third class of directors, consisting of Mr. Morris, will expire at the annual meeting of shareholders to be held in 2025. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation, or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Governance Structure

We chose to appoint a separate Chairman of the Board who is not our Chief Executive Officer. Our board of directors has made this decision based on their belief that a separate Chairman of the Board can act as a balance to the Chief Executive Officer, who also serves as a non-independent director.

The Board’s Role in Risk Oversight

The board of directors oversees that the assets of our company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the board’s oversight of the various risks facing our company. In this regard, our board seeks to understand and oversee critical business risks. Our board does not view risk in isolation. Risks are considered in virtually every business decision and as part of our business strategy. Our board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful, and appropriate risk-taking is essential for our company to be competitive on a global basis and to achieve its objectives.

While the board oversees risk management, company management is charged with managing risk. Management communicates routinely with the board and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

Our board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration; however, much of the work is delegated to committees, which will meet regularly and report back to the full board. Our audit committee oversees risks related to our financial statements, the financial reporting process, accounting and legal matters, and our compensation committee evaluates the risks and rewards associated with our compensation philosophy and programs.

Independent Directors

Our board of directors has determined that all of our directors qualify as “independent” directors in accordance with the rules and regulations of Nasdaq. In making its independence determinations, the board considered, among other things, relevant transactions between our company and entities associated with the independent directors, as described under the heading Item 13 “Certain Relationships and Related Party Transactions, and Director Independence,” and determined that none have any relationship with our company or other relationships that would impair the directors’ independence.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee, each of which is composed solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below. Each committee’s charter has been filed as an exhibit to this report.

Audit Committee

The members of our audit committee are Messrs. Morris, Nelson and Tourevski, with Mr. Nelson serving as chairman of the audit committee. Our board has determined that each member of the audit committee is an independent director under Nasdaq’s rules and under Rule 10A-3 under the Exchange Act. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our board has determined that Mr. Nelson is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including: (i) the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us; (ii) pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; (iii) reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence; (iv) setting clear hiring policies for employees or former employees of the independent registered public accounting firm; and (v) setting clear policies for audit partner rotation in compliance with applicable laws and regulations.

Compensation Committee

The members of our compensation committee are Messrs. Morris and Nelson, with Mr. Morris serving as chairman of the audit committee. Our board has determined that each member of the compensation committee is independent under the applicable rules and regulations of Nasdaq and is a “non-employee director” as defined under Rule 16b-3 of the Exchange Act.

We have adopted a compensation committee charter, which details the purpose and responsibilities of the compensation committee, including: (i) reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation; (ii) reviewing and approving the compensation of all of our other executive officers; (iii) reviewing our executive compensation policies and plans; (iv) implementing and administering our incentive compensation equity-based remuneration plans; (v) approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees; and (vi) reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. All of our directors participate in the consideration and recommendation of director nominees since they are all independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the board should follow the procedures set forth in our second amended and restated memorandum and articles of association.

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

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations, and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code. A copy of the code of ethics has been filed as an exhibit to this report.

We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Insider Trading Policy

We have adopted an insider trading policy which prohibits our directors, officers, and employees from engaging in transactions in our common stock while in the possession of material non-public information; engaging in transactions in the stock of other companies while in possession of material non-public information that they become aware of in performing their duties; and disclosing material non-public information to unauthorized persons outside our company.

Our insider trading policy restricts trading by directors, officers, and certain key employees during blackout periods, which generally begin 15 calendar days before the end of each fiscal quarter and end two business days after the issuance of our earnings release for the quarter. Additional blackout periods may be imposed with or without notice, as the circumstances require.

Our insider trading policy also prohibits our directors, officers, and employees from purchasing financial instruments (such as prepaid variable forward contracts, equity swaps, collars and exchange funds) designed to hedge or offset any decrease in the market value of our common stock they hold, directly or indirectly. In addition, directors, officers, and employees are expressly prohibited from pledging our common stock to secure personal loans or other obligations, including by holding their common stock in a margin account, unless such arrangement is specifically approved in advance by the administrator of our insider trading policy, or making short-sale transactions in our common stock.

A copy of the insider trading policy has been filed as an exhibit to this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our class A ordinary shares to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that all of the reports were timely filed for the year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION.

None of our executive officers has received any cash (or non-cash) compensation for services rendered to us.

We have granted two of our former independent directors, Messrs. Tompsett and Zilber, an option each to purchase 40,000 class A ordinary shares at an exercise price of $10.00 per share, which will vest upon the consummation of our initial business combination and will expire five years after the date on which it first became exercisable. All of the options that we granted to our directors provide for vesting in full if such individuals are not retained by us (or any successor entity resulting from our initial business combination) upon the consummation of our initial business combination. Further, our compensation committee has approved the transfers by our sponsor of (a) 15,000 founder shares to each of Mr. Zilber, a former director, and Mr. Tourevski and (b) 20,000 founder shares to Mr. Tompsett, a former director, as additional compensation, which transfers will take place prior to the closing of our initial business combination. Both the founder shares and the options granted to our directors are subject to forfeiture in the event a director ceases to serve on our board prior to the closing of a business combination. Accordingly, the options and founder shares were forfeited by Messrs. Tompsett and Zilber upon their resignations in November 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our ordinary shares as of April 12, 2024 by (i) each of our executive officers and directors; (ii) all of our executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our ordinary shares. Unless otherwise specified, the address of each of the persons set forth below is in care of our company, 850 Library Avenue, Suite 204, Newark, DE 19715.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Voting Stock(2)
Dimitri Elkin, Chief Executive Officer(3)	Class A Ordinary Shares	6,250,000	79.92%
Konstantin Tourevski, Chairman of the Board	Class A Ordinary Shares	-	*
Jonathan D. Morris, Director(4)	Class A Ordinary Shares	50,000	*
Gregory D. Nelson, Director(4)	Class A Ordinary Shares	50,000	*
All executive officers and directors (4 persons)	Class A Ordinary Shares	6,250,000	79.92%
Quadro Sponsor LLC(3)	Class A Ordinary Shares	6,250,000	79.92%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or any member of such group has the right to acquire within sixty (60) days. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of the date set forth above are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

(2)	Based on 7,820,680 class A ordinary shares issued and outstanding as of April 12, 2024.

(3)	Represents founder shares held by our sponsor. According to a Schedule 13D/A filed with the SEC on February 24, 2023, Quadro IH and Twelve Seas Management Company LLC, or Twelve Seas, are the two managing members of our sponsor and may therefore be deemed to be the beneficial owners of the securities held by our sponsor and to have shared voting and dispositive control over such securities. Messrs. Dimitri Elkin and Giedrius Pukas each has control over the voting and investment decisions made by Twelve Seas and Quadro IH, respectively, and as such may be deemed to have beneficial ownership over such securities. The business address of our sponsor is 228 Park Avenue S., Suite 89898, New York, NY 10003. The business address of Quadro IH is DMCC Business Centre, 3029, Dubai, UAE. The business address of Twelve Seas is 228 Park Avenue S., Suite 89898, New York, NY 10003. The business address of Mr. Elkin is 2685 Nottingham Avenue, Los Angeles, CA 90027. The business address of Mr. Pukas is DMCC Business Centre, 3029, Dubai, UAE.

(4)	Our sponsor has granted each of Jonathan D. Morris and Gregory D. Nelson 50,000 membership interests of our sponsor, which entitle them to receive 50,000 class A ordinary shares currently held by our sponsor upon the closing of the BCA.

Except pursuant to the BCA, we do not currently have any arrangements which if consummated may result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2022 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Founder Shares

On September 21, 2020, we issued 4,812,500 founder shares to our prior sponsor, which were issued in exchange for the payment of $25,000 for certain expenses on behalf of our company. On January 25, 2021, we effected a share dividend of 1,437,500 shares with respect to the founder, resulting in an aggregate of 6,250,000 founder shares outstanding.

On June 15, 2022, the prior sponsor transferred all 6,250,000 founder shares to our sponsor. Our Sponsor agreed not to transfer, assign or sell any of its founder shares until the earlier to occur of (i) one year after the date of the consummation of the initial business combination, or (ii) earlier if, subsequent to the initial business combination, (x) the last reported sale price of the class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination or (y) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Loan

On April 13, 2022, we issued an unsecured promissory note in the amount of up to $200,000 to our prior sponsor, which was amended and restated on May 25, 2022 to increase the principal amount to $400,000. This note bears no interest and was due on June 7, 2023. On June 30, 2022, our prior sponsor assigned all of its rights and obligations under this note to our sponsor. On June 7, 2023, this note was amended and restated to extend the maturity date to August 20, 2024. As of December 31, 2023, we have fully drawn $400,000 under this note. As of December 31, 2023 and 2022, approximately $400,000 and $319,000 were outstanding under this note, respectively.

Extension Loans

On February 20, 2023, we held an extraordinary general meeting at which the shareholders approved an extension of the date by which we must consummate an initial business combination to April 22, 2023, and to allow our board, without another shareholder vote, to extend such date on a monthly basis up to seven times for an additional one month each time until November 22, 2023. In connection with this extension, our sponsor or its designees contributed to us as a loan an initial contribution of $120,000 in February 2023 for the portion of the extension ending on April 22, 2023. Our sponsor also agreed to loan extension contributions of $60,000 per month for each subsequent calendar month (commencing on April 22, 2023 and on the 22nd day of each subsequent month) until November 22, 2023, or portion thereof, that is needed to complete an initial business combination, which amount will be deposited into the trust account. As of December 31, 2023, our sponsor or its affiliates have loaned $470,000 in connection with this extension.

Related Party Advance

For the year ended December 31, 2023, our sponsor paid $666,760 of expenses on behalf our company.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of a company or its subsidiaries or any other individual having a relationship which, in the opinion of such company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that all of our directors qualify as an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Audit Fees	$74,620	$63,081
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$74,620	$63,081

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by WithumSmith+Brown, PC for our financial statements as of and for the year ended December 31, 2023.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description
3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on April 18, 2023)
3.2*	Amendment to Second Amended and Restated Memorandum and Articles of Association
4.1*	Description of Securities of Quadro Acquisition One Corp.
4.2	Warrant Agreement, dated February 17, 2021, between Quadro Acquisition One Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 23, 2021)
10.1	Business Combination Agreement dated January 12, 2024, by and among Quadro Acquisition One Corp., Quadro Merger Sub Inc., NHC Holdings II, Inc., NHC Merger Sub, Inc., Global Growth Holdings, LLC, and Greg Lindberg (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 17, 2024)
10.2	Sponsor Support Agreement dated January 12, 2024, by and among Quadro Acquisition One Corp., NHC Holdings II, Inc., and Quadro Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 17, 2024)
10.3	Investment Management Trust Agreement, dated February 17, 2021, between Quadro Acquisition One Corp. Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 23, 2021)
10.4	Registration Rights Agreement, dated February 17, 2021, between Quadro Acquisition One Corp. and Kismet Sponsor Limited (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 23, 2021)
10.5	Letter Agreement, dated February 17, 2021, between Quadro Acquisition One Corp. and Kismet Sponsor Limited (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 23, 2021)

10.6	Form of Indemnity Agreement by and between Quadro Acquisition One Corp. and each director and officer (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on February 23, 2021)
10.7	Amended and Restated Promissory Note issued by Quadro Acquisition One Corp. to Kismet Sponsor Limited on May 25, 2022 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on April 18, 2023)
14.1*	Code of Ethics
19.1*	Insider Trading Policy
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.4 to the Amendment No. 1 to Registration Statement on Form S-1/A filed on February 8, 2021)
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.5 to the Amendment No. 1 to Registration Statement on Form S-1/A filed on February 8, 2021)
97.1*	Clawback Policy
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

QUADRO ACQUISITION ONE CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Quadro Acquisition One Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Quadro Acquisition One Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 22, 2024 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

April 17, 2024

PCAOB ID Number 100

QUADRO ACQUISITION ONE CORP.
BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$—	$964
Prepaid expenses	833	33,402
Total current assets	833	34,366

Cash and investments held in Trust Account	16,962,817	233,304,515
Total Assets	$16,963,650	$233,338,881

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$369,604	$107,269
Accrued expenses	119,079	29,718
Loans payable	110,000	—
Extension loan - related party	470,000	—
Advances from related party	666,760	—
Note payable - related party	400,000	318,700
Total current liabilities	2,135,443	455,687
Derivative liabilities - warrants	241,334	30,167
Deferred underwriting commissions	2,817,500	2,817,500
Total liabilities	5,194,277	3,303,354

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.001 par value; 1,570,680 and 23,000,000 shares at approximately $10.74 and $10.14 per share redemption value as of December 31, 2023 and 2022, respectively	16,862,817	233,204,515

Shareholders’ Deficit:
Class A ordinary shares, $0.001 par value; 200,000,000 shares authorized; 6,250,000 and 0 non-redeemable shares issued or outstanding as of December 31, 2023 and 2022, respectively (net of 1,570,680 and 23,000,000 shares subject to possible redemption as of December 31, 2023 and 2022, respectively)	6,250	—
Class B ordinary shares, $0.001 par value; 10,000,000 shares authorized; 0 and 6,250,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	6,250
Accumulated deficit	(5,099,694)	(3,175,238)
Total shareholders’ deficit	(5,093,444)	(3,168,988)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$16,963,650	$233,338,881

The accompanying notes are an integral part of these financial statements.

QUADRO ACQUISITION ONE CORP.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Operating expenses
General and administrative expenses	$1,146,648	$613,919
Loss from operations	(1,146,648)	(613,919)

Change in fair value of derivative assets and liabilities	(211,167)	5,914,197
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities	—	155,283
Income from cash and investments held in Trust Account	2,142,441	3,266,003
Net income	$784,626	$8,721,564

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	11,071,221	23,000,000

Basic and diluted net income per share, Class A ordinary shares	$0.07	$0.30

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	530,822	6,250,000

Basic and diluted net income per share, Class B ordinary shares	$0.07	$0.30

The accompanying notes are an integral part of these financial statements.

QUADRO ACQUISITION ONE CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	6,250,000	$6,250	$—	$(13,769,504)	$(13,763,254)
Adjustment for accretion on Class A ordinary shares subject to possible redemption	—	—	—	—	—	1,872,702	1,872,702
Net income	—	—	—	—	—	8,721,564	8,721,564
Balance - December 31, 2022	—	$—	6,250,000	$6,250	$—	$(3,175,238)	$(3,168,988)
Conversion of Class B ordinary shares to Class A ordinary shares	6,250,000	6,250	(6,250,000)	(6,250)	—	—	—
Adjustment for accretion on Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,709,082)	(2,709,082)
Net income	—	—	—	—	—	784,626	784,626
Balance - December 31, 2023	6,250,000	$6,250	—	$—	$—	$(5,099,694)	$(5,093,444)

The accompanying notes are an integral part of these financial statements.

QUADRO ACQUISITION ONE CORP.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$784,626	$8,721,564
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative assets and liabilities	211,167	(5,914,197)
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities	—	(155,283)
Income from cash and investments held in Trust Account	(2,142,441)	(3,266,003)
Changes in operating assets and liabilities:
Prepaid expenses	32,569	282,250
Accounts payable	279,656	67,954
Note payable - related party	(17,321)	(17,321)
Accrued expenses	89,361	(30,376)
Net cash used in operating activities	(762,383)	(311,412)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(566,641)	—
Cash withdrawn from Trust Account in connection with redemptions	219,050,780	—
Net cash provided by investing activities	218,484,139	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	81,300	318,700
Proceeds from advance from related party	666,760	—
Proceeds from extension loan	470,000	—
Redemption of Ordinary shares	(219,050,780)	—
Proceeds from loans payable	110,000	—
Offering costs paid	—	(70,000)
Net cash (used in) provided by financing activities	(217,722,720)	248,700

Net change in cash	(964)	(62,712)
Cash - beginning of the year	964	63,676
Cash - end of the year	$—	$964

Supplemental disclosure of noncash activities:
Extinguishment of deferred underwriting commissions allocated to public shares	$—	$5,077,217

The accompanying notes are an integral part of these financial statements.

QUADRO ACQUISITION ONE CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

Note 1 - Description of Organization, Business Operations and Going Concern

Quadro Acquisition One Corp., formerly Kismet Acquisition Two Corp. (the “Company”), is a blank check company incorporated as a Cayman Islands exempted company on September 15, 2020. The Company was incorporated for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar initial business combination with one or more businesses or entities (“Business Combination”).

As of December 31, 2023, the Company had not yet commenced operations. All activity for the period from September 15, 2020 (inception) through December 31, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).

The Company’s sponsor was Kismet Sponsor Limited, a British Virgin Islands company (the “Prior Sponsor”). The Registration Statement for the Initial Public Offering on Form S-1 initially filed with the U.S. Securities and Exchange Commission (“SEC”) on January 26, 2021, as amended (File No. 333- 252419), was declared effective on February 17, 2021 (the “Registration Statement”). On February 22, 2021, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares,” and, with respect to the warrants included in the Units sold, the “Public Warrants”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.1 million, of which approximately $8.1 million was for deferred underwriting commissions (see Note 6).

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

On June 15, 2022, the Prior Sponsor transferred 6,250,000 Class B ordinary shares and 4,400,000 Private Placement Warrants held by the Prior Sponsor to Quadro Sponsor LLC, a Delaware limited liability company and wholly owned subsidiary of the Prior Sponsor (the “Sponsor”). On June 30, 2022, the Prior Sponsor transferred all the membership interests of the Sponsor to Quadro IH DMCC (“Quadro”), a company registered in Dubai Multi Commodities Centre in the United Arab Emirates (the “Sponsor Transaction”). In connection with the Sponsor Transaction, the Prior Sponsor also assigned to the Sponsor all of its rights and obligations under the (i) Letter Agreement, dated as of February 17, 2021, (ii) Registration Rights Agreement (as defined in Note 6) and (iii) Promissory Note (as defined below). In addition, the Company and Kismet Capital Group LLC (“Kismet LLC”) mutually terminated the Administrative Services Agreement, dated February 17, 2021 (the “Administrative Services Agreement”). As a result, the Company is no longer obligated to pay a $10,000 monthly fee to Kismet LLC pursuant to the Administrative Services Agreement.

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

QUADRO ACQUISITION ONE CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable, if any, on the income accrued on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (see Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the Company’s second amended and restated memorandum and articles of association, as amended (the “Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holder of the Founder Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholder”) agreed to vote its Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholder agreed to waive its redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Sponsor and the Company’s executive officers, directors and director nominees agreed not to propose an amendment to the Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

QUADRO ACQUISITION ONE CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

The Company initially had until February 22, 2023 to complete the initial Business Combination. On February 20, 2023, the Company held an Extraordinary General Meeting at which the shareholders of the Company approved an extension of the date by which the Company must consummate an initial Business Combination to April 22, 2023 and to allow the Company’s board, without another shareholder vote, to extend such date on a monthly basis up to seven times for an additional one month each time until November 22, 2023 (the “Extension”). On November 20, 2023, the Company held an Extraordinary General Meeting at which the shareholders of the Company approved an extension of the date by which the Company must consummate an initial Business Combination without another shareholder vote to May 22, 2024.

In connection with the Extension, shareholders holding 20,451,847 Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.20 per share for an aggregate of approximately $208.5 million.

In connection with the vote to approve the extension on November 20, 2023, the holders of 977,473 Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.77 per share for an aggregate of approximately $10.526 million.

In connection with the Extension, the Sponsor or its designees contributed to the Company as a loan the initial contribution of $120,000 in February 2023 for the portion of the extension ending on April 22, 2023. The Sponsor also agreed to loan the Company extension contributions of $60,000 per month for each subsequent calendar month (commencing on April 22, 2023 and on the 22nd day of each subsequent month) until November 22, 2023, or portion thereof, that is needed to complete an initial Business Combination, which amount will be deposited into the Trust Account. On each of May 11, 2023 and June 6, 2023, the Company deposited an additional $60,000, for an aggregate of $120,000 into the Trust Account to extend the date by which it has to consummate an initial Business Combination to June 22, 2023. On each of June 30, 2023 and July 11, 2023, the Company deposited an additional $30,000, for an aggregate of $60,000 into the Trust Account to extend the date by which it has to consummate an initial Business Combination to July 22, 2023. On August 7, 2023, the Company deposited an additional $60,000 into the Trust Account to extend the date by which it has to consummate an initial business combination to August 22, 2023. On October 12, 2023, the Company deposited an additional $60,000 into the Trust Account to extend the date by which it has to consummate an initial business combination to September 22, 2023. On December 7, 2023, the Company deposited an additional $120,000 into the Trust Account to extend the date by which it has to consummate an initial business combination to November 22, 2023. As of the filing of these financial statements, the Company has extended through April 22, 2024 with the commitment to deposit a total of $200,000 to cover extension deposits for December 22, 2023 and April 22, 2024.

On January 31, 2023, the Company issued an aggregate of 6,250,000 Class A ordinary shares to the Sponsor upon the conversion of an equal number of Class B ordinary shares held by the Sponsor. The 6,250,000 Class A ordinary shares issued in connection with such conversion are subject to the same restrictions as applied to the Class B ordinary shares before the conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the prospectus for Initial Public Offering.

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

QUADRO ACQUISITION ONE CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

If the Company is unable to complete a Business Combination by April 22, 2024 (or May 22, 2024 if the Company fully extends the time to complete a Business Combination, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all Public Shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to the Company for the payment of taxes, if any (and less up to $100,000 in interest reserved for expenses in connection with the Company’s dissolution), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On February 20, 2024, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, unless the Company timely requested a hearing before the Nasdaq Hearings Panel, trading of the Company’s securities on Nasdaq would be suspended due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its registration statement relating to its initial public offering. The Company timely requested a hearing before the Nasdaq Hearings Panel, which resulted in a stay of any suspension or delisting action pending the hearing. The hearing was held on March 26, 2024. At the hearing, the Company requested an extension until August 19, 2024 to allow it sufficient time to complete the proposed business combination described elsewhere in Note 11, which request was granted by the Nasdaq Hearings Panel. Accordingly, trading of the Company’s securities will not be suspended if it completes the proposed business combination by August 19, 2024.

Liquidity and Going Concern

As of December 31, 2023, the Company had $0 in its operating bank account and working capital deficit of approximately $2.1 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Prior Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $111,000 from the Prior Sponsor pursuant to a promissory note, and a portion of the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the promissory note in full on February 24, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2023 and 2022, there were no amounts outstanding under any Working Capital Loans.

QUADRO ACQUISITION ONE CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

On April 13, 2022, the Company issued an unsecured promissory note in the amount of up to $200,000 to the Prior Sponsor, which was amended and restated on May 25, 2022 to increase the principal amount to $400,000 (the “Promissory Note”).The Promissory Note bears no interest and was due and on June 7, 2023. On June 30, 2022, the Prior Sponsor assigned all of its rights and obligations under the Promissory Note to the Sponsor in connection with the Sponsor Transaction. On June 7, 2023, the Promissory Note was amended and restated to extend the maturity date to August 20, 2024. As of December 31, 2023, the Company has fully drawn $400,000 under the Promissory Note. As of December 31, 2023 and 2022, approximately $400,000 and $319,000 were outstanding under the Promissory Note, respectively.

On November 17, 2023 the Company signed a non-binding letter of intent (“LOI”) with New Degree Growth LLC (“NDG”) for a proposed transaction between the Company and NDG. Included in the general terms and conditions of the LOI is a condition where NDG will assume the payment of the Company’s operating expenses, including the service fees of the Company’s auditors, legal counsel, accountants, stock transfer agent and others, in the amount of not more than $100,000 (one hundred thousand dollars) per month, including the payment of the Company’s monthly contribution to the Trust Account. The expenses shall initially be paid a rate of $20,000 (twenty thousand dollars) per week, payable on every Monday of the week beginning October 20, 2023, and payable into the account of the Sponsor, which is then transferred to the Company’s account, with a catch up to the monthly rate after 90 days. In addition, within five business days upon the signing of the LOI by the Company, NDG or its representatives agreed to make a deposit in the amount of $30,000 (thirty thousand dollars) into the Trust Account. If after the signing of the LOI the Company unilaterally elects not to pursue the transaction, the Company will reimburse to NDG all amounts paid to the Company. As of December 31, 2023, a total of $110,000 was advanced by NDG to the Company, which was reported as loans payable in the accompanying balance sheet.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, its officers or directors or their affiliates. The Company’s officers, directors and the Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern”, management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management continues to seek to complete a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 22, 2024 (or until May 22, 2024 if the Company fully extends the Combination Period). The accompanying financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

QUADRO ACQUISITION ONE CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

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

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in the accompanying financial statements is the determination of the fair value of the derivative liabilities. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2023 and 2022.

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

Cash and Investments Held in the Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2023, substantially all of the assets held in the Trust Account were held in cash. At December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest primarily in U.S. Treasury securities. The money market funds are presented at fair value within the accompanying balance sheets, and fair value of the investments in the Trust Account is equal to the amortized cost basis of the money market funds.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the balance sheets.

QUADRO ACQUISITION ONE CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

The Company accounts for the Public Warrant, the Private Placement Warrants and units that could have been issued in connection with a forward purchase agreement (the “Forward Purchase Units”) as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the instruments as liabilities at fair value and adjusts the instruments to fair value at the end of each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value of derivative liabilities is recognized in the Company’s statements of operations. The fair value of Public Warrants was initially measured using Monte-Carlo simulation and has subsequently been measured on the market price of such Public Warrants at each measurement date when separately listed and traded. The fair value of the Private Placement Warrants was initially measured using Black-Scholes Option Pricing Model and has subsequently been measured using the market value of the Public Warrants. The fair value of the Forward Purchase Units has been measured using the John C Hull’s Options, Futures and Other Derivatives model at each measurement date.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, and are presented as non-operating expenses in the statements of operations in the period that the costs occurred. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities, as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

QUADRO ACQUISITION ONE CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 1,570,680 and 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheets, respectively.

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

Share-Based Compensation

The Company complies with the accounting and disclosure requirement of ASC Topic 718, “Compensation – Stock Compensation.” Share-based compensation to employees and non-employees is recognized over the requisite service period based on the estimated grant-date fair value of the awards. Share-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company recognizes the expense for share-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. Share-based compensation will be recognized in general and administrative expense in the statements of operations. The Company issued option awards that contain both a performance condition and service condition. The option awards vest upon the consummation of the initial Business Combination and will expire in five years after the date on which they first become exercisable. The Company has determined that the consummation of an initial Business Combination is a performance condition subject to significant uncertainty. As such, the achievement of the performance is not deemed to be probable of achievement until the consummation of the event, and therefore no compensation has been recognized for the period from inception to December 31, 2023. The awards previously issued were forfeited upon resignation of the recipients prior to the consummation of an initial Business Combination and there are no such arrangements in existence as of December 31, 2023.

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the accompanying financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

QUADRO ACQUISITION ONE CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

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

The calculation of diluted net income per ordinary share does not consider the effect of the Public Warrants or the Private Placement Warrants since their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the years ended December 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares.

	For the Years Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income – basic and diluted	$748,727	$35,899	$6,857,982	$1,863,582

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	11,071,221	530,822	23,000,000	6,250,000

Basic and diluted net income per ordinary share	$0.07	$0.07	$0.30	$0.30

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 - Initial Public Offering

On February 22, 2021, the Company consummated its Initial Public Offering of 23,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.1 million, of which approximately $8.1 million was for deferred underwriting commissions.

Each Unit consists of one Class A ordinary share and one-third of one Public Warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 - Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 4,400,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, with the Prior Sponsor, generating gross proceeds of $6.6 million, and incurring offering costs of approximately $7,000. On June 15, 2022, the Prior Sponsor transferred 4,400,000 Private Placement Warrants to the Sponsor.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Note 5 - Related Party Transactions

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement with the Prior Sponsor, which provided for the purchase of $20.0 million Forward Purchase Units, which at the option of the Prior Sponsor, could be increased to $50.0 million, with each Forward Purchase Unit consisting of one Class A ordinary share and one-third of one warrant to purchase one Class A ordinary share at $11.50 per share, for a purchase price of $10.00 per Forward Purchase Unit, in a private placement to occur concurrently with the closing of the initial Business Combination.  The Company does not intend to implement the forward purchase agreement, and on April 17, 2023, the Company sent a notice of mutual termination of the forward purchase agreement to the Prior Sponsor. The Company classified the Forward Purchase Units as derivative instruments on the accompanying balance sheets. The initial value of the Forward Purchase Units was insignificant, and the Company recognized a loss in the change in the fair value of the derivative assets (liabilities) of approximately $0 for the year ended December 31, 2023, and approximately $(89,000) for the year ended December 31, 2022.

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

On June 15, 2022, the Prior Sponsor transferred all 6,250,000 Founder Shares to the Sponsor. The Sponsor agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (i) one year after the date of the consummation of the initial Business Combination, or (ii) earlier if, subsequent to the initial Business Combination, (x) the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023 and 2022, the Company had no borrowings under any Working Capital Loans.

QUADRO ACQUISITION ONE CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

On April 13, 2022, the Company issued the Promissory Note to the Prior Sponsor for an aggregate of up to $200,000 which was amended and restated on May 25, 2022 to increase the principal amount to $400,000. The Promissory Note bears no interest, may be prepaid at any time and was due and payable on June 7, 2023. On June 30, 2022, the Prior Sponsor assigned all of its rights and obligations under the Promissory Note to the Sponsor in connection with the Sponsor Transaction. On June 7, 2023, the Promissory Note was amended and restated to extend the maturity date to August 20, 2024. As of December 31, 2023, the Company has fully drawn $400,000 under the Promissory Note. As of December 31, 2023 and 2022, approximately $400,000 and $319,000 were outstanding under the Promissory Note, respectively.

Extension Loan

Pursuant to the Extension, as described in Note 1, the Sponsor or its designees contributed to the Company as a loan the initial contribution of $120,000 in February 2023 for the portion of the extension ending on April 22, 2023. The Sponsor also agreed to loan the Company extension contributions of $60,000 per month for each subsequent calendar month (commencing on April 22, 2023 and on the 22nd day of each subsequent month) until November 22, 2023, or portion thereof, that is needed to complete an initial Business Combination, which amount will be deposited into the Trust Account. As of December 31, 2023, the Company has drawn $470,000 and deposited it into the Trust Account.

Related Party Advance

For the year ended December 31, 2023, the Sponsor had paid $666,760 of expenses on behalf of the Company, which is included in advances from related party in the accompanying balance sheet as of December 31, 2023. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

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

Director Compensation

Commencing on February 18, 2021, the Company paid its initial directors $40,000 each. On May 25, 2022, Mr. Verdi Israelyan, a former director, waived his right to receive a payment of $40,000. The Company also granted two of its former independent directors, Messrs. Tompsett and Zilber, an option each to purchase 40,000 Class A ordinary shares at an exercise price of $10.00 per share, which will vest upon the consummation of the initial Business Combination and will expire five years after the date on which it first became exercisable. Further, following the approval of the Extension, the compensation committee of the Company’s board of directors approved the transfers by the Sponsor of (a) 15,000 Founder Shares to each of Mr. Zilber, a former director, and Mr. Tourevski and (b) 20,000 Founder Shares to Mr. Tompsett, a former director, as additional compensation, which transfers will take place prior to the closing of the initial Business Combination. Both the Founder Shares and the options granted to the directors are subject to forfeiture in the event a director ceases to serve on the Company’s board prior to the closing of a Business Combination. Messrs. Tompsett and Zilber resigned from the board of directors in November 2023. Accordingly, both the Founder Shares and options were forfeited by Messrs. Tompsett.

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

On May 25, 2022, one of the Company’s former directors waived his right to receive a payment of $40,000, and the Company recorded approximately $0 of director compensation during the year ended December 31, 2023, and approximately $23,000 of director compensation during the year ended December 31, 2022. As of December 31, 2023 and 2022, the Company had no amounts outstanding in relation to the director compensation.

QUADRO ACQUISITION ONE CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

Note 6 - Commitments and Contingencies

Registration Rights

The holders of the Founder Shares and Private Placement Warrants (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement dated February 17, 2021 (the “Registration Rights Agreement”). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. On June 30, 2022, in connection with the Sponsor Transaction, the Prior Sponsor assigned to the Sponsor all of its rights and obligations under the Registration Rights Agreement.

Underwriting Agreement

In connection with the Initial Public Offering, $0.35 per Unit, or approximately $8.1 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On August 11, 2022 and September 6, 2022, two of the underwriters in the Initial Public Offering irrevocably waived their rights to receive an aggregate of approximately $5.2 million of deferred underwriting discounts. The Company recognized the portion allocated to the Public Shares of approximately $5.0 million as an adjustment to the carrying value of the Class A ordinary shares subject to possible redemption and the remaining balance of approximately $0.2 million as a gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities.

Risks and Uncertainties

Management continues to evaluate the impact of increases in inflation and rising interest rates, financial market instability, including the recent bank failures and certain geopolitical events, including the military conflicts in Ukraine and the surrounding region and in the Middle East, and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 - Warrants

As of December 31, 2023 and 2022, 7,666,667 Public Warrants and 4,400,000 Private Placement Warrants were outstanding.

QUADRO ACQUISITION ONE CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

The Public Warrants may only be exercised for a whole number of Class A Ordinary shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants and to maintain a current prospectus relating to those Class A ordinary shares until the Public Warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective by the 60th day after the closing of the initial Business Combination, holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise the Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Public Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or an affiliate of the Sponsor, without taking into account any Founder Shares held by the Sponsor or an affiliate of the Sponsor, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described under “Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or sellable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchaser or such purchaser’s permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholder or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

QUADRO ACQUISITION ONE CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the Public Warrants become exercisable, the Company may call the outstanding Public warrants, in whole and not in part, at a price of $0.01 per Public Warrant:

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption to the warrant holders (the “Reference Value”).

The Company will not redeem the Public Warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-trading day redemption period.

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

In connection with the shareholders meeting held on February 20, 2023, shareholders holding 20,451,847 Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.20 per share for an aggregate of approximately $208.5 million.

In connection with the shareholders meeting held on November 20, 2023, the holders of 977,473 Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.77 per share for an aggregate of approximately $10.526 million.

As of December 31, 2023 and 2022, there were 1,570,680 and 23,000,000 Class A ordinary shares subject to possible redemption outstanding, respectively, which are classified outside of permanent equity in the accompanying balance sheets.

QUADRO ACQUISITION ONE CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

The Class A ordinary shares subject to possible redemption reflected on the accompanying balance sheets are reconciled on the following table:

Gross proceeds received from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(6,823,334)
Offering costs allocated to Class A ordinary shares	(12,685,596)
Plus:
Accretion on Class A ordinary shares subject to possible redemption	19,508,930
Class A ordinary shares subject to possible redemption as of December 31, 2021	230,000,000
Plus:
Waiver of Class A ordinary shares issuance costs	5,077,217
Less:
Accretion on Class A ordinary shares subject to possible redemption	(1,872,702)
Class A ordinary shares subject to possible redemption as of December 31, 2022	233,204,515
Less:
Redemptions	(219,050,780)
Plus:
Accretion on Class A ordinary shares subject to possible redemption	2,709,082
Class A ordinary shares subject to possible redemption as of December 31, 2023	$16,862,817

Note 9 - Shareholders’ Deficit

The Company is authorized to issue 200,000,000 Class A ordinary Shares with a par value of $0.001 per share and 10,000,000 Class B ordinary shares with a par value of $0.001 per share. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.001 per share.

On January 31, 2023, the Company issued 6,250,000 Class A ordinary shares to the Sponsor upon the conversion of an equal number of Class B ordinary shares held by the Sponsor. These 6,250,000 Class A ordinary shares are subject to the same restrictions as applied to the Class B ordinary shares before the conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination.

As of December 31, 2023 and 2022, there were 6,250,000 and 0 Class A ordinary shares issued and outstanding, excluding 1,570,680 and 23,000,000 which were subject to possible redemption and included as temporary equity, respectively (see Note 8).

Class B Ordinary Shares

The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.001 per share.

As noted above, on January 31, 2023, the Sponsor converted all 6,250,000 Class B ordinary shares into 6,250,000 Class A ordinary shares.

As of December 31, 2023 and 2022, there were 0 and 6,250,000 Class B ordinary shares issued and outstanding, respectively.

QUADRO ACQUISITION ONE CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

Note 10 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities - Public Warrants	$—	$153,334	$—
Derivative liabilities - Private Placement Warrants	$—	$88,000	$—

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Treasury Securities	$233,304,515	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$—	$19,167	$—
Derivative liabilities - Private Placement Warrants	$—	$11,000	$—

Transfers to/from Levels 1, 2, and 3 are recognized in the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in April 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2021. The estimated fair value of the Public Warrants was transferred to a Level 2 measurement during the quarter ending December 31, 2022 due to low trading volume. There were no transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2023.

Level 1 assets include investments in mutual funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants was initially measured using a Monte-Carlo simulation and has subsequently been measured based on the market price of such Public warrants at each measurement date when separately listed and traded. The fair value of the Private Placement Warrants was initially measured using a Black-Scholes Option Pricing Model and subsequently using the market value of the Public Warrants. For the years ended December 31, 2023 and 2022, the Company recognized a change in fair value of derivative assets and liabilities of approximately $0.2 million and $5.9 million, respectively, in the accompanying statements of operations.

The Company utilized John C. Hull’s Options, Futures, and Other Derivatives model to estimate the fair value of the Forward Purchase Units at each measurement date up until December 31, 2023. As the Company does not intend to implement the forward purchase agreement, the Company determined the fair value of the Forward Purchase Units as of December 31, 2023 and 2022 was de minimis. There was no change in fair value of the Forward Purchase Units for the year ended December 31, 2023. The Company recognized expense in the change in fair value of the Forward Purchase Units of approximately $(89,000) for the year ended December 31, 2022.

The change in the fair value of the Level 3 derivative warrant liabilities for year ended December 31, 2022 is summarized as follows:

Derivative (assets) as of December 31, 2021	(88,970)
Change in fair value of derivative assets and liabilities	88,970
Derivative liabilities as of December 31, 2022	$—

Note 11 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through the date the accompanying financial statements were issued. Based upon this review, the Company, other than as described below, did not identify any subsequent event that would have required adjustment or disclosure in the accompanying financial statements.

QUADRO ACQUISITION ONE CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

Creation of Subsidiary

On January 4, 2024, the Company incorporated Quadro Merger Sub Inc. (“Quadro Merger Sub”), a direct wholly owned subsidiary of the Company, in the State of Delaware in anticipation of the Business Combination described below.

Business Combination

On January 12, 2024, the Company and Quadro Merger entered into a Business Combination Agreement (the “BCA”) with NHC Holdings II, Inc., a Delaware corporation (the “Seller”), NHC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Seller (the “Seller Merger Sub”), Global Growth Holdings, LLC, a Delaware limited liability company (“Global Growth”), and Greg Lindberg, a resident of the State of Florida (the “Individual Target Sponsor”). Global Growth and the Individual Target Sponsor own, directly or indirectly, beneficial interests in certain affiliates (the “Target Affiliates”) conducting businesses related to collectibles and healthcare software and services, which Target Affiliates will be consolidated prior to closing as subsidiaries of the Seller Merger Sub, as described in more detail in the BCA. The name and symbol under which the surviving company will trade following the closing will be determined at a later date.

As the first step in the consummation of the transactions contemplated by the BCA, the Company will migrate to and domesticate as a Nevada corporation (the “Domestication”) in accordance with Section 92A.270 of the Nevada Revised Statutes and the Cayman Islands Companies Act (As Revised). In connection with the Domestication, (i) each then-issued and outstanding Class A ordinary share shall convert automatically, on a one-for-one basis, into one share of class A common stock of the Company after the Domestication; (ii) each then-issued and outstanding Public Warrant shall continue and remain outstanding on a one-for-one basis; and (iii) each then-issued and outstanding Unit shall be canceled and entitle the holder to one share of class A common stock and one warrant.

Following the Domestication, the parties will effect a merger of the Quadro Merger Sub with and into the Seller Merger Sub, with the Seller Merger Sub surviving such merger as a wholly owned subsidiary of the Company (the “Merger”). As consideration for the Merger, the Company shall issue an aggregate of 208,715,500 shares of class A common stock (subject to adjustment) to the Seller and the Individual Target Sponsor (the “Merger Consideration”). All class A common stock issued as part of the Merger Consideration shall be valued at Ten Dollars ($10.00) per share. The Merger Consideration is subject to adjustment upward or downward by an amount that is equal to the same percentage by which the Consolidated EBITDA (as defined in the BCA) of the Target Affiliates for the fiscal year ending December 31, 2023, exceeds or falls short of One Hundred Forty-Two Million Four Hundred Eighteen Thousand Nine Hundred and Ninety-One dollars ($142,418,991).

The BCA contains customary representations and warranties of the Company, the Quadro Merger Sub, the Seller, the Seller Merger Sub, and the Target Affiliates relating to their respective businesses, in certain cases subject to materiality and “Material Adverse Effect” qualifiers. The BCA also provides for customary pre-closing covenants of the parties, including a covenant to conduct their respective businesses in all material respects in the ordinary course consistent with past practice and to refrain from taking certain actions without the other parties’ consent. The parties have also agreed to, among other things, customary exclusivity provisions for transactions of this type.

The Seller did not deliver completed disclosure schedules with exceptions to the representations and warranties of the Seller and the Seller Merger Sub at the time of the signing of the BCA. However, the Seller is required to deliver the fully completed disclosure schedules to the Company as soon as reasonably practicable, but in no event later than February 29, 2024 (the parties are currently negotiating an amendment to the BCA to extend this date). The Company will then have fifteen (15) business days to review the disclosure schedules. If the Company objects to any material adverse information contained in the Seller’s disclosure schedules and the parties cannot agree on reasonable and mutually satisfactory modifications to the BCA to address the Company’s objections, then the Company may terminate the BCA.

The Company is permitted under the BCA to seek a valuation presentation, either in the form of a fairness opinion or a valuation report, regarding the Merger Consideration for a period of time after the signing date. If the Company chooses to seek a valuation, it will engage a financial advisor. The Company will be required within two (2) business days after receiving the valuation presentation or fairness opinion from such financial advisor to determine in accordance with its fiduciary duties, whether the Merger Consideration is substantively fair, taking into account all relevant economic and financial terms of the transactions, to shareholders (a “Fairness Determination”). If the board of directors is unable in good faith to make a Fairness Determination, the Company may terminate the BCA subject to an obligation to seek to negotiate changes to the BCA with the Seller that would allow the board of directors to make a Fairness Determination.

QUADRO ACQUISITION ONE CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

Consummation of the Merger is subject to various conditions, including, among others, customary conditions relating to the approval of the Domestication and the BCA by the requisite vote of the Company’s shareholders; effectiveness of a registration statement on Form S-4 that will include the Company’s proxy statement and constitute a prospectus relating to the issuance of the class A common stock upon completion of the Domestication and the Merger Consideration; absence of an injunction by any court or other tribunal of competent jurisdiction and absence of a law that prevents, enjoins, prohibits, or makes illegal the consummation of the Merger; and receipt of all consents, approvals, and authorizations legally required to be obtained to consummate the Merger and of any customary legal opinions from counsel to the Company and the Seller Merger Sub. In addition, each party’s obligation to consummate the Merger is subject to the satisfaction (or waiver, to the extent permitted by applicable law) of the following conditions:

●	receipt by the Company of the Target Affiliates’ audited financial statements, which includes consolidated balance sheets and consolidated statements of income, shareholders’ equity, and cash flows, as of and for the year ended December 31, 2023, prepared in accordance with GAAP;

●	the net tangible assets of the Company being valued at $5,000,001 or more after giving effect to the closing of the Merger and any related financing transactions;

●	completion of the Target Affiliates Restructuring (as defined in the BCA), whereby the Seller Merger Sub will acquire ownership of the Target Affiliates; and

●	completion of the Target Affiliates Refinancing (as defined in the BCA) and repayment in full of all Target Affiliate Obligations (as defined in the BCA).

The obligation of the parties to consummate the Merger is also conditioned upon the representations and warranties of each other party being true and correct (subject to certain materiality exceptions), each other party having performed in all material respects its obligations under the BCA and any ancillary documents related thereto, and the absence of a Material Adverse Effect (as defined in the BCA) on each party, unless stated otherwise in the BCA or waived upon mutual agreement of the Company and the Seller.

The BCA may be terminated, and the transactions contemplated thereby may be abandoned at any time prior to the closing as follows:

(a)	by mutual written consent of the Company and the Seller;

(b)	by written notice by the Company or the Seller if any of the conditions to the closing have not been satisfied or waived by June 30, 2024 (the “Outside Date”); provided, however, that this termination right shall not be available to a party if the breach or violation by such party or its affiliates of any representation, warranty, covenant or obligation under the BCA was the cause of, or resulted in, the failure of the closing to occur on or before the Outside Date;

(c)	by written notice of either the Company or the Seller if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining, or otherwise prohibiting the transactions contemplated by the BCA, and such order or other action has become final and non-appealable;

(d)	by written notice by the Seller to the Company, if (i) there has been a material breach by the Company of any of its representations, warranties, covenants, or agreements contained in the BCA, or if any representation or warranty of the Company becomes materially untrue or materially inaccurate, in any case, which would result in a failure of one of the BCA’s conditions to be satisfied (treating the closing date for such purposes as the date of the BCA or, if later, the date of such breach), and (ii) the breach or inaccuracy is incapable of being cured or is not cured within twenty (20) days after written notice of such breach or inaccuracy is provided to the Company by the Seller or the Seller Merger Sub; provided, that neither the Seller nor the Seller Merger Sub shall have the right to terminate the BCA under this section if at such time the Seller or the Seller Merger Sub is in material uncured breach of thereof;

QUADRO ACQUISITION ONE CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

(e)	by written notice by the Company to the Seller, if (i) there has been a breach by the Seller, the Seller Merger Sub, or any of the Target Affiliates of any of their respective representations, warranties, covenants, or agreements contained in the BCA, or if any representation or warranty of such parties become untrue or inaccurate, in any case, which would result in a failure of one of the BCA’s conditions to be satisfied (treating the closing date for such purposes as the date of the BCA or, if later, the date of such breach), (ii) the breach or inaccuracy is incapable of being cured or is not cured within twenty (20) days after written notice of such breach or inaccuracy is provided by the Company to the Seller and the Seller Merger Sub; provided, that the Company shall not have the right to terminate the BCA under this section if at such time the Company is in material uncured breach thereof, or (iii) the Company objects to any material adverse information contained in the Seller’s disclosure schedules or the Company’s board of directors is unable in good faith to make a determination in its reasonable discretion whether the Merger Consideration is fair and reasonable compensation for the acquisition of the Target Affiliates and the parties cannot agree on reasonable and mutually satisfactory modifications to the BCA to address the Company’s objections;

(f)	by written notice by the Company to the Seller if there shall have been a Material Adverse Effect with respect to the Seller, the Seller Merger Sub, or the Target Affiliates following the date of the BCA;

(g)	by written notice by the Seller to the Company if there shall have been a Material Adverse Effect with respect to the Company following the date of the BCA which is uncured;

(h)	by written notice by either the Company or the Seller to the other if the Required Shareholder Approval (as defined in the BCA) is not obtained; or

(i)	by written notice by the Company to the Seller if by February 6, 2024 the board of directors determines that it cannot make a Fairness Determination in accordance with the BCA taking into account all relevant economic and financial terms of the transactions, to the Company’s shareholders (the parties are currently negotiating an amendment to the BCA to extend this date).

Notwithstanding the foregoing, before the Company terminates the BCA pursuant to (i) above, the Company must give the Seller ten (10) business days’ prior written notice of its intention to terminate the BCA, and during the ten (10) business days following such written notice, the Company, if requested by the Seller, shall negotiate in good faith with the Seller regarding any revisions to the terms of the BCA proposed by the Company or the Seller. If at the end of the ten (10) business day period, the Company concludes in good faith, after consultation with its counsel and financial advisor (and taking into account any adjustment or modification of the terms of the BCA to which the other party has agreed in writing), that the Company cannot make a positive Fairness Determination, then the Company may terminate the BCA.

The BCA requires the Seller parties to pay a termination fee to the Company under certain circumstances as liquidated damages. If the BCA is terminated by either the Company or the Seller under paragraph (b) above and the failure of the closing of the Merger to occur on or before the Outside Date was not caused by, or a result of, the breach or violation by the Company of any representation, warranty, covenant or obligation under the BCA, or (ii) there is a valid and effective termination of the BCA under clause (e) above, then the Seller must pay the Company a termination fee in cash in an aggregate amount of Two Million Five Hundred Thousand Dollars ($2,500,000), which must be paid within twenty (20) business days after the date of the valid and effective termination of the BCA by the Company.

Simultaneously with the execution and delivery of the BCA, the Company, the Sponsor and the Seller entered into a Sponsor Support Agreement, pursuant to which the Sponsor agreed to vote all its Founder Shares in favor of the BCA, the Domestication and all related transactions. The Sponsor also agreed to take certain other actions supporting the BCA and related transactions and refrain from taking actions that would adversely affect its ability to perform its obligations under the Sponsor Support Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2024	QUADRO ACQUISITION ONE CORP.

/s/ Dimitri Elkin
Name: Dimitri Elkin
Title: Chief Executive Officer
(Principal Executive Officer and Principal Financial and Account Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dimitri Elkin	Chief Executive Officer	April 17, 2024
Dimitri Elkin	(principal executive officer and principal financial and accounting officer)

/s/ Jonathan D. Morris	Director	April 17, 2024
Jonathan D. Morris

/s/ Gregory D. Nelson	Director	April 17, 2024
Gregory D. Nelson

/s/ Konstantin Tourevski	Director	April 17, 2024
Konstantin Tourevski